Form 10QSB
period 2007-02-28
RM Health International, Inc.
filed 2007-04-17
CIK 1387983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2007

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 333-140438

RM Health International, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	Applied For
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

36 Palazzo Terrace, Henderson, NV 89074
(Address of principal executive offices)

(702) 612-3014
(Issuer’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,759,300 common shares as of April 16, 2007

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:
F-1	Balance Sheet as of February 28, 2007;
F-2	Statements of Operations for the three months ended February 28, 2007 (unaudited);
F-3	Statements of Cash Flows for the three months ended February 28, 2007 (unaudited);
F-4	Notes to Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended February 28, 2007 are not necessarily indicative of the results that can be expected for the full year.

RM HEALTH INTERNATIOINAL, INC.
(A Development Stage Company)
BALANCE SHEET
(Stated in US Dollars)

	February 28, 2007	November 30, 2006
	(Unaudited)	(Audited)
ASSETS
Current
Cash	$19,490	$23,995
Prepaid expenses	225	-
	$19,715	$23,995

LIABILITIES
Current
Accounts payable and accrued liabilities	$3,950	$3,650
Due to related party - Note 4	4,125	3,000
	8,075	6,650

STOCKHOLDERS’ EQUITY

Capital stock - Note 3
75,000,000 shares authorized, $0.001 par value
6,759,300 shares issued and outstanding	6,759	6,759
Additional paid-in capital	20,926	20,926
Deficit accumulated during the development stage	(16,045)	(10,340)
	11,640	17,345
	$19,715	$23,995
Nature and Continuance of Operations - Note 1

The accompanying notes are an integral part of these financial statements.

RM HEALTH INTERNATIOINAL, INC.
(A Development Stage Company)
INTERIM STATEMENT OF OPERATIONS
(Stated in US Dollars)
(Unaudited)

	Three months Ended February 28, 2007		March 28, 2006 (Inception) to February 28, 2007
Expenses
Accounting and audit fees		$2,100	$8,000
Consulting		2,000	2,000
General and Administrative		480	795
Legal		-	750
Organization costs		-	375
Rent		1,125	4,125

Net loss for the period		$(5,705)	$(16,045)

Basic loss per share	$	(0.001)

Weighted average number of shares outstanding		6,759,300

The accompanying notes are an integral part of these financial statements.

RM HEALTH INTERNATIOINAL, INC.
(A Development Stage Company)
INTERIM STATEMENT OF CASH FLOWS
(Stated in US Dollars)
(Unaudited)

	Three months Ended February 28, 2007	March 28, 2006 (Inception) to February 28, 2007
Operating Activities
Net loss for the period	$(5,705)	$(16,045)

Change in non-cash working capital items

Accounts payable and accrued liabilities	300	3,950
	(5,405)	(12,095)

Financing Activities
Increase in due to related party	1,125	4,125
Proceeds from issuance of common stock	-	27,685
	1,125	31,810

Increase (decrease) in cash during the period	(4,280)	19,715

Cash, beginning of the period	23,995	-

Cash, end of the period	$19,715	$19,715

Supplementary disclosure of cash flow information:
Cash paid for:

Interest	$-	$-

Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

RM HEALTH INTERNATIOINAL, INC.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
February 28, 2007
(Stated in US Dollars)
(Unauidted)

Note 1	Nature and Continuance of Operations

Organization

The Company was incorporated in the State of Nevada on March 28, 2006 and is in the exploration stage. The Company has acquired a mineral property located in the Province of British Columbia, Canada and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of costs incurred for acquisition and exploration of the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property and upon future profitable production or proceeds from the sale thereof.

Going concern
These financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses since inception resulting in an accumulated deficit of $16,045 as of February 28, 2007, and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended November 30, 2006 included in the Company’s SB-2 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended February 28, 2007 are not necessarily indicative of the results that may be expected for the year ending November 30, 2007.

Note 2	Capital Stock

The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of one tenth of one cent ($0.001) per share and no other class of shares is authorized.

During the period from March 28, 2006 (Inception) to November 30, 2006, the Company issued 6,759,300 shares of common stock for total proceeds of $27,685.

To February 28, 2007, the Company has not granted any stock options and has not recorded any stock-based compensation.

Note 3	Related Party Transactions

The President of the Company provides office rent to the Company. The rent is valued at $375 per month. During the period ended February 28, 2007 office rent of $1,125 (November 30, 2006 - $3,000) was charged to operations.

Item 2.     Plan of Operation

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Overview

We were incorporated on March 28, 2006 as RM Health International, Inc., a Nevada corporation, and we do business under the name “R&M Online Health.” R&M Online Health plans to provide a comprehensive education resource and online purchase facility. The education component is an important part of the marketing plan as the need for consumer education in the marketplace is evident. Finding the optimal balance of price, benefits and levels of understanding drive consumer choice among natural and organic products and provides an edge over conventional methods of retail sales.

The R&M Online Health business model is based on creating a web based storefront and education center targeted at the Lifestyles of Health and Sustainability (“LOHAS”) consumers LOHAS demographic. Custom content is offered to attract traffic to the site. Purchase options presented are based on the education content for specific conditions or categories. R&M Online is the conduit that brings together the independent groups of customers, providers, advertisers and affiliates. R&M Online Health creates reseller and private label agreements with specific providers and suppliers who meet our criteria. R&M receives a profit on each order from the

R&M site or its affiliates. Orders are processed through the R&M site and transaction engine then sent to the supplier who provisions (drop ships) the order directly to the customer. R&M Online will create a membership program that will encourage customer loyalty with expanded benefits and programs. Since the R&M consumer is concerned with lifestyle issues there are multiple opportunities for R&M to create relationships and generate revenue from advertisers and affiliates such as Gaiam.com. R&M is not limited in the number of relationships that can be created. Advertising value will be driven as traffic to the site increases and the size of the membership database increases.

Principal Products and Services

These are the top 20 sales categories of products and supplements. R&M Online will focus its efforts on locating and offering for sale superior products within the following specific categories:

1. Cleanse.
2. Digestive and Gastronomical Aids.
3. Diabetes management.
4. Immune System support.
5. Bone and Joint (Osteoporosis and Arthritis).
6. Circulatory System.
7. Natural products for appearance.
8. Concentration.
9. Sports and Fitness.
10. Weight Management and control.
11. Respiratory System.
12. Glandular System.
13. Stress Management aids.
14. Prostate Support.
15. Women’s Health and Support.
16. Increased Energy and Fatigue.
17. Bowl elimination and support.
18. Improving Sexual performance Male and Female.
19. Improving Cardiovascular Health.
20. Controlling Blood pressure and blood sugar support.

Supplemental products - books and CD’s on health and lifestyle.

Since the consumer searches for products by benefit, the navigation for the site will be built around these benefits. Since some products have multiple benefits the consumer will be offered program choices. At each product selection they will be given a one off non-member price, member price, and automatic recurring price. Each particular benefit category will also come with the appropriate information on the product, trends, and other lifestyle suggestions for improvement. Complimentary products will also be suggested according to the benefit profile.

The R&M Online site is designed to be simple to navigate identifying the two types of visitors to the site, new visitors, and existing members. New visitors will be initially directed to membership area where they can sign up for the free membership or premium (pay). Existing members are taken straight to their account information, preferences and order profile.

Customers are never more than a single click away from being able to order products, refer their friends and associates or join the membership program. The operating goal of the site is to have each and every visitor participate in one form or another either by ordering product or becoming part of the database asset.

Initial Product Line

R&M Online is not restricted to any one particular product line which leaves the company free to offer the best product in each category of consumer interest. R&M Online does extensive research on each and every product for efficacy and benefits. Only category leaders are offered in the R&M Online portfolio. The following companies will serve as the suppliers of our initial product line:

Ayush Herbs, Inc. - The company provides the highest quality of herbal products, vitamins, minerals and enzymes available. All the products are naturally grown in the Himalayan habitat without the use of pesticides and other chemicals.

Cyto-Matrix, Inc. - Cyto-Matrix strives to improve the health and wellbeing of its customers by using the highest quality of raw materials and manufacturing products in a state-of-the-art manufacturing facility.

Our initial product line will include the following natural remedies:

(1) High blood pressure remedy

Product Name:  Carditone
Retail Price   $28.00

Description: Carditone contains the herb Rauwolfia serpentina, which has become an important therapeutic aid to promote healthy blood pressure. It has strong hypotensive and sedative activity. Arjuna and rose powder have been used for centuries in Ayurveda to support heart function, while Tribulus terrestris is considered renal supportive. Indian coral powder is a good source of calcium and magnesium.

Attributes:  Vegetarian

Ingredients: Standardized extract of Rauwolfia serpentina, Arjuna, Convovulus plericaulis, Tribulus terrestris, and Magnesium aspartate in a base of rose powder, Boerhaavia diffusa and Indian coral powder. Amount per tablet: Convolvuvus P 100mg, Arjuna 100mg, Tribulus T 100mg, Rauwolfia 50mg

Dosage: One tablet 2 times daily or as directed by physician

(2) High cholesterol remedy

Product Name:  Lipo matrix
Retail Price:   $35.99

Description: This new Lipo-Matrix formulation is a unique blend of botanicals and vitamins with high grade-level evidence specifically focused on cardiovascular disease. The ingredients and dosages have been carefully chosen to reflect the current evidence in cardiovascular disease management.

Ingredients:  For decreasing hyperlipidemia: Policosanol; Guggul Resin Extract; Raw Garlic Extract; Inositol hexaniacinate. For decreasing hyperhomocysteinemia: Folic Acid; Vitamin B6; Vitamin B12. For increasing HDL: Policosanol; Inositol hexaniacinate. For cardiovascular secondary prevention: Inositol hexaniacinate; Policosanol; Raw Garlic Extract

Dosage: As recommended by your health care provider

(3) Women's health - menopause

Product Name:  Eleg fem
Retail Price:   $27.50

Description: ElegFem™ is especially helpful for pre-menopausal and menopausal conditions. The synergistic action of Ashoka, Dioscorea, Asparagus, Arjuna, Cissus quadrangularis and Indian coral powder has been shown to alleviate symptoms associated with menopause. Coral powder is a rich source of calcium and magnesium. Cissus quadrangularis traditionally has been used to speed the healing process of bone fractures.

Attributes:  Vegetarian

Ingredients:  Ashoka, Dioscorea, Asparagus, Arjuna, Cissus quadrugularis,
Bamboo manna and Indian coral powder.

Dosage: One Capsule 3 times a day or as directed by your physician

(4) Women's health - PMS

Product Name:  Fem matrix
Retail Price:   $46.99

Description: The herbs used in Fem-Matrix have a long history of use for the prevention and treatment of menopausal and perimenopausal symptoms, mainly hot flushes. While Black Cohosh, Dong Quai, Chasteberry, Wild Yam, and Red Clover

extracts have estrogen-like effects, Hesperidin and Quercetin reduces the loss of endogenous estrogen, which is associated with the symptoms.

Ingredients: Black Cohosh, Dong Quai, Chasteberry, Wild Yam, Red Clover, Hesperidin and Quercetin

Dosage: As recommended by your physician

(5) Sexual Vitality Female

Product Name:  Purush
Retail Price:   $27.50

Description: Purush is a combination of Ayurvedic herbal aphrodisiacs based on the ancient use of these herbs to support male sexual health. Ashwagandha helps the body to slow down cellular aging and to combat fatigue; the anti-oxidant Amla provides energy and vigor; Tribulus has been shown to increase testosterone levels and Shilajeet is a mineral compound that boosts physical stamina and strengthens bone tissue. Purush™ also contains Yohimbe, which has been traditionally used to promote normal sexual function.

Attributes:  Vegetarian

Ingredients:  Standardized extracts of Ashwagandha 175mg, Macuna pruriens 20mg, Tribulus terrestis 50mg, Shilajit 25mg, Saw Palmeto 25mg, Saffron, Amla, Shilajeet, Pippli, Licorice, Bacopa monnieri, Bala talmakhana, Akarkara, Muira puma, Colchicum and Yohimbe

Dosage: As recommended by your physician

(6) Male vitality - Remedy

Product Name:  Purush
Retail Price:   $27.50

Description: Purush is a combination of Ayurvedic herbal aphrodisiacs based on the ancient use of these herbs to support male sexual health. Ashwagandha helps the body to slow down cellular aging and to combat fatigue; the anti-oxidant Amla provides energy and vigor; Tribulus has been shown to increase testosterone levels and Shilajeet is a mineral compound that boosts physical stamina and strengthens bone tissue. Purush™ also contains Yohimbe, which has been traditionally used to promote normal sexual function.

Attributes:  Vegetarian

Ingredients:  Standardized extracts of Ashwagandha 175mg, Macuna pruriens 20mg,

Tribulus terrestis 50mg, Shilajit 25mg, Saw Palmeto 25mg, Saffron, Amla,
Shilajeet, Pippli, Licorice, Bacopa monnieri, Bala talmakhana, Akarkara,
Muira puma, Colchicum and Yohimbe

Dosage:  Two Capsules at bedtime or 1 Capsule twice a day - Do not exceed 6 capsules a day. Discontinue 1 week after every 10 to 12 weeks, or use as directed by your physician.

Both in initial and repeat traffic to the R&M Online site will be driven by the site’s educational content tailored to various specific conditions and health needs.

Marketing Plan

There are two components to the marketing plan. The first is the external focus to attract customers and drive traffic to the site. The second to create membership, loyalty and referral programs once the consumer has arrived at the site.

External Marketing

R&M will focus most of the external marketing efforts on search engine optimization, with specific efforts focused on the characteristics of Google the most popular and successful search engine. The dynamics of search engine optimization (SEO) have changed dramatically in the last few years. In the early 2000’s, search engines have veered away from reliance on meta tags since many web sites used inappropriate meta keywords or a technique known as keyword stuffing, in order to increase their search engine ranking. Some search engines still take meta tags into consideration when delivering results, though most of the major search engines ignore them. Organic search engines such as Google and Yahoo now use up to 100 different criteria to rank the listings on it’s search engine results pages (SERP’s). In order to achieve prime results on the SERP’s R&M will purchase Google Adwords and links from partner affiliate sites that ensure strong positioning in our niche market. In contrast, many businesses try to optimize their sites for large numbers of highly specific keywords that indicate readiness to buy. Overly broad search optimization can hinder marketing strategy by generating a large volume of low-quality inquiries that cost money to handle, yet result in little business. Focusing on desirable traffic generates better quality sales leads, resulting in more sales. Search engine optimization can be very effective when used as part of a smart niche marketing strategy.

Referral Program

R&M Online customers receive ongoing incentives to refer their friends and associates to the site. It is important to keep in mind that particularly with LOHAS consumers since they are “values” driven they tend to share information within their community of associates. Customers will receive incentives to refer their friends directly at the site and from informational emails they receive from R&M Online.

Membership Program

All visitors to the R&M Online site will be given incentives to join a membership program. This is a very valuable demographic so acquiring additional information to build the database will become a company asset.

Automatic Order Renewals

One of the keys to beginning any new lifestyle regimen is maintaining consistency and developing a habit. One of the options of membership to R&M Online is automatic order renewals that save the customer time and money. Renewal options are offered in 3, 6, and 12 month increments. The longer the extension of the program the greater the discount the customer receives. It is anticipated this program will be very popular since customers are making a lifestyle commitment and not a one off purchase.

Survey Tool

Most sites currently available on the internet are just basic virtual storefronts, some with limited information. R&M Online will be far more interactive by using a survey tool that will help direct customers to the products and supplements based suited for them based on lifestyle questions.

Operating Budget

For the fiscal year beginning November 30, 2006

Rent	$375.00
Legal	$4,800.00
Accounting	$4,500.00
Product procurement	$1,200.00
Business Plan	$1,100.00
Website Development	$4,600.00
Advertising	$3,600.00
$20,175.00

Operating Objectives For The Fiscal Year Beginning November 30, 2006

During the first and second quarters of our first full fiscal year, we will focus on acquiring various private label brands and other unique products to give us a necessary competitive advantage as well as developing our website and related infrastructure and establishing our initial network of advertisers and affiliates. During the third quarter, we expect to focus heavily on the development of our website while continuing to build our network of advertisers and affiliates. We plan to go online with our website and begin experiencing revenue by end of the fiscal year. The following is a schedule of our business development goals for the current fiscal year:

By end of second quarter:
1 to 3 future website advertiser/ affiliate relationships established; advanced discussions regarding supply agreement for some private label products to be offered on the website in addition to planned brand-name products; website development underway

By end of third quarter:	4 to 6 total website advertiser/ affiliate relationships established; supply agreement reached regarding private label products; website development in beta testing
By end of fourth quarter:	RM Online Health website online; sales revenues begin

Expected Changes In Number of Employees, Plant, and Equipment

We do not have plans to purchase any physical plant or any significant equipment or to change the number of our employees during the next twelve months.

Results of Operations for the three months ended February 28, 2007

We did not earn any revenues from inception through the period ending February 28, 2007. We do not anticipate earning revenues until active operation of our web site is launched in the fourth quarter of the fiscal year beginning November 30, 2006. We are presently in the development stage of our business and we can provide no assurance that we will produce significant revenues from the sale of our products on the Internet or from advertising on our website, or if revenues are earned, that we will be profitable.

We incurred operating expenses in the amount of $5,705 from our inception on March 28, 2006 through period ending February 28, 2007. Our operating expenses from inception through February 28, 2007 included office, rent and administration expenses in the amount of $1,605 and accounting and consulting costs in the amount of $4,100. We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to undertaking development of our website and related activities and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

As of February 28, 2007, we had cash of $19,490 and working capital of $11,460. Our cash on hand will allow us to cover our anticipated expenses for the fiscal year beginning November 30, 2006, but will not be sufficient to fund operations beyond the current fiscal year and will not be sufficient to pay any significant unanticipated expenses. We currently do not have any operations and we have no income. We will require additional financing to sustain our business operations if we are not successful in earning substantial revenues within the fiscal year beginning November 30, 2006.

We currently do not have any arrangements for financing and we may not be able to obtain financing when required.

We have not attained profitable operations and may be dependent upon obtaining financing to pursue our long-term business plan. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Off Balance Sheet Arrangements

As of February 28, 2007, there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared on a going concern basis. We have a working capital of $11,640 as of February 28, 2007 and have accumulated deficit of $16,045 since inception. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that we will be able to continue as a going concern. Management plans to continue to provide for our capital needs by the issuance of common stock and related party advances.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. There are no critical accounting policies for the company as this time.

Recently Issued Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140”, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on our future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006.  Management is currently evaluating the impact, which the adoption of this standard will have on our financial statements.

In June 2006, the FASB issued FASB Interpretation Number 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109."  This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes."  This Interpretation is effective for fiscal years beginning after December 15, 2006. We are currently assessing the effect of this Interpretation on its financial statements.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 28, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. Randy Weston. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 28, 2007, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended February 28, 2007.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On February 22, 2007, the registration statement filed on Form SB-2 (Commission file number 333-140438) was declared effective by the SEC. This offering has commenced and is ongoing. This registration statement registered 3,559,300 shares of Common Stock on behalf of certain selling shareholders of the company. We will not receive any proceeds from this offering and have not made any arrangements for the sale of these securities.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended February 28, 2007.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	By-Laws (1)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously included as an exhibit to the Registration Statement on Form SB-2 filed on February 5, 2007

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RM Health International, Inc.
Date:	April 17, 2007

By: /s/ Randy Weston Randy Weston Title: Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director