Form 10QSB/A
period 2007-02-28
RM Health International, Inc.
filed 2007-07-03
CIK 1387983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB/A

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

Explanatory Note

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-QSB previously filed with the United States Securities and Exchange Commission on April 17, 2007, is to revise the Note 1 to the Interim Financial Statements.

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

Organization

The Company was incorporated in the State of Nevada, United States of America on March 28, 2006 and its fiscal year end is November 30. The Company is involved in sales and distribution of natural health and supplemental products through Internet.

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

RM Health International, Inc.
Date:	July 2, 2007

By: /s/ Randy Weston Randy Weston Title: Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director