Form 10QSB
period 2007-05-31
RM Health International, Inc.
filed 2007-07-19
CIK 1387983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,759,300 common shares as of June 29, 2007

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:
F-1	Balance Sheet as of May 31, 2007;
F-2	Statements of Operations for the three months ended May 31, 2007 and 2006, the six months ended May 31, 2007, and from March 28, 2006 (inception) to May 31, 2007 (unaudited);
F-3	Statements of Cash Flows for the six months ended May 31, 2007 and from March 28, 2006 (inception) to May 31, 2007 (unaudited);
F-4	Notes to Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended May 31, 2007 are not necessarily indicative of the results that can be expected for the full year.

RM HEALTH INTERNATIOINAL, INC.
(A Development Stage Company)
BALANCE SHEET
(Stated in US Dollars)

	May 31, 2007	November 30, 2006
ASSETS	(Unaudited)	(Audited)

Current
Cash	$19,390	$23,995
Prepaid expenses	110	-
	$19,500	$23,995

LIABILITIES
Current
Accounts payable and accrued liabilities	$6,250	$3,650
Due to related party - Note 3	5,250	3,000
	11,500	6,650

STOCKHOLDERS’ EQUITY
Capital stock - Note 3
75,000,000 shares authorized, $0.001 par value 6,759,300 shares issued and outstanding	6,759	6,759
Additional paid-in capital	20,926	20,926
Deficit accumulated during the development stage	(19,685)	(10,340)
	8,000	17,345
	$19,500	$23,995

Nature and Continuance of Operations - Note 1

The accompanying notes are an integral part of these financial statements

RM HEALTH INTERNATIOINAL, INC.
(A Development Stage Company)
INTERIM STATEMENT OF OPERATIONS
(Stated in US Dollars)
(Unaudited)

	Three months Ended May 31, 2007		Six months Ended May 31, 2007		March 28, 2006 (Inception) to May 31, 2006		March 28, 2006 (Inception) to May 31, 2007
Expenses
Accounting and audit fees		$2,300		$4,400		$-	$10,300
Consulting		-		2,000		-	2,000
General and Administrative		215		695		315	1,010
Legal		-		-		-	750
Organization costs		-		-		375	375
Rent		1,125		2,250		750	5,250

Net loss for the period		$(3,640)		$(9,345)		$(1,440)	$(19,685)

Basic loss per share	$	(0.001)	$	(0.001)	$	(0.001)

Weighted average number of shares outstanding		6,759,300		6,759,300		2,681,746

The accompanying notes are an integral part of these financial statements

RM HEALTH INTERNATIOINAL, INC.
(A Development Stage Company)
INTERIM STATEMENT OF CASH FLOWS
(Stated in US Dollars)
(Unaudited)

	Six months Ended May 31, 2007	March 28, 2006 (Inception) to May 31, 2006	March 28, 2006 (Inception) to May 31, 2007
Operating Activities
Net loss for the period	$(9,345)	$(1,440)	$(19,685)

Change in non-cash working capital items
Prepaid expenses	(110)	-	(110)
Accounts payable and accrued liabilities	2,600	-	6,250
	(6,855)	(1,440)	(13,545)

Financing Activities
Increase in due to related party	2,250	750	5,250
Proceeds from issuance of common stock	-	12,950	27,685
	2,250	13,700	32,935

Increase (decrease) in cash during the period	(4,605)	12,260	19,390

Cash, beginning of the period	23,995	-	-

Cash, end of the period	$19,390	$12,260	$19,390

Supplementary disclosure of cash flow information:
Cash paid for:
Interest	$-	$-	$-

Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

RM HEALTH INTERNATIOINAL, INC.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
May 31, 2007
(Stated in US Dollars)
(Unauidted)

Note 1	Nature and Continuance of Operations

Organization

The Company was incorporated in the State of Nevada, United States of America on March 28, 2006 and its fiscal year end is November 30. The Company is involved in sales and distribution of natural health and supplemental products through Internet.

Going concern

These financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses since inception resulting in an accumulated deficit of $19,685 as of May 31, 2007, and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended November 30, 2006 included in the Company’s SB-2 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended May 31, 2007 are not necessarily indicative of the results that may be expected for the year ending November 30, 2007.

Note 2	Capital Stock

The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of one tenth of one cent ($0.001) per share and no other class of shares is authorized.

During the period from March 28, 2006 (Inception) to November 30, 2006, the Company issued 6,759,300 shares of common stock for total proceeds of $27,685.

To May 31, 2007, the Company has not granted any stock options and has not recorded any stock-based compensation.

Note 3	Related Party Transactions

The President of the Company provides office rent to the Company. The rent is valued at $375 per month. During the period ended May 31, 2007 office rent of $2,250 (November 30, 2006 - $3,000) was charged to operations.

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

Overview

We were incorporated on March 28, 2006 as RM Health International, Inc., a Nevada corporation, and we do business under the name “R&M Online Health.” R&M Online Health plans to provide a comprehensive education resource and online purchase facility. The education component is an important part of the marketing plan as the need for consumer education in the marketplace is evident. Finding the optimal balance of price, benefits and levels of understanding drive consumer choice among natural and organic products and provide an edge over conventional methods of retail sales.

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

Planned Product Line

R&M Online is not restricted to any one particular product line which leaves the company free to offer the best product in each category of consumer interest. R&M Online does extensive research on each and every product for efficacy and benefits. Only category leaders are offered in the R&M Online portfolio. The following companies will serve as the suppliers of our planned product line:

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

Our planned product line will include the following natural remedies:

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
$20,175.00

Operating Objectives And Progress To Date

During the first quarter of our first full fiscal year, we focused our efforts primarily on research and on reaching a final written engagement agreement with Dr. Jheeta, ND. (NaturoPathic Doctor). We retained Dr. Jheeta as our Spokesperson for our Preventative Health Systems. In that capacity, he serves as our principal resource for all related information concerning product formulations, priority of health concerns, and supporting health information.

At the beginning of the second quarter of the current fiscal year, we reached a formal written a manufacturing and fulfillment agreement with Ayush Herbs, Inc. Our relationship with Ayush Herbs, Inc. provides us with access to proven products that will be used to form our preventative health systems. In addition, Ayush Herbs, Inc. will ship directly to our customers, thereby adding simplicity and efficiency to our planned operations.

Additional research performed during the second quarter of this fiscal year helped us to finalize and perfect our initial product line. To begin our active sales operation, we will launch the PreV-Heart Health System, a proprietary health program featuring products manufactured by Ayush Herbs, Inc.

By the end of the second quarter we had collected significant supporting health information for our preventative heart health systems. This information has enabled us to begin building our website and the future home of our business -- www.rmhealthinternational.com.

Although we have yet to acquire any affiliates through our affiliate program, we have taken additional time to learn more our about prospective customers and what types of relationships could assist us in reaching them. We expect that this additional time and effort will prove to be a valuable asset when we do a soft launch of our website at the end of the third quarter.

During the third quarter, we expect to focus heavily on the development of our website while continuing to build our network of advertisers and affiliates. We plan to go online with our website and begin experiencing revenue by end of the fiscal year. The following is a schedule of our business development goals for the next three quarters:

By end of the 3rd Quarter	We plan to launch our website and begin test marketing our products and systems.
By end of 4th quarter:	We will be marketing to affiliates and other possible resellers. We will also be using Google to market our products with the goal and expectation of generating our first revenue.
By the end of the 1st Quarter year 2:
We expect to have all content and product systems in place. This will allow us to have Dr. Jheeta begin radio talk shows and potentially local TV talk shows. On these programs, Dr. Jheeta will explain the benefit of preventative health regiments and the features and advantages of the products and health systems offered by RM Health. Through these efforts, we plan to build a growing consumer following and a newsletter database, that help us to further optimize our market efforts.

Expected Changes In Number of Employees, Plant, and Equipment

We do not have plans to purchase any physical plant or any significant equipment or to change the number of our employees during the next twelve months.

Results of Operations for the three and six months ended May 31, 2007

We did not earn any revenues from inception through the period ending May 31, 2007. We do not anticipate earning revenues until active operation of our web site is launched in the fourth quarter of the fiscal year beginning November 30, 2006. We are presently in the development stage of our business and we can provide no assurance that we will produce significant revenues from the sale of our products on the Internet or from advertising on our website, or if revenues are earned, that we will be profitable.

We incurred operating expenses in the amount of $3,640 for the three months ended May 31, 2007 and in the amount of $9,345 for the six months ended May 31, 2007. We incurred operating expenses in the amount of $19,685 from our inception on March 28, 2006 through the period ending May 31, 2007. Our operating expenses from inception through May 31, 2007 included office, rent and administration expenses in the amount of $6,260, accounting and consulting costs in the amount of $12,300, and legal and organization costs in the amount of $1,125. We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to undertaking development of our website and related activities and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

We incurred a net loss of $3,640 for the three months ended May 31, 2007 and a net loss of $9,345 for the six months ended May 31, 2007. We incurred a net loss of $19,685 from our inception on March 28, 2006 through the period ending May 31, 2007. Our losses for the three and nine months ended May 31, 2007 and 2006 are attributable to operating expenses and other expenses.

Liquidity and Capital Resources

As of May 31, 2007, we had cash of $19,390 and working capital of $8,000. Our cash on hand will allow us to cover our anticipated expenses for the fiscal year beginning November 30, 2006, but will not be sufficient to fund operations beyond the current fiscal year and will not be sufficient to pay any significant unanticipated expenses. We currently do not have any operations and we have no income. We will require additional financing to sustain our business operations if we are not successful in earning substantial revenues during the current fiscal year.

We currently do not have any arrangements for financing and we may not be able to obtain financing when required.

We have not attained profitable operations and may be dependent upon obtaining financing to pursue our long-term business plan. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Off Balance Sheet Arrangements

As of May 31, 2007, there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared on a going concern basis. We have a working capital of $8,000 as of May 31, 2007 and have accumulated deficit of $19,685 since inception. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that we will be able to continue as a going concern. Management plans to continue to provide for our capital needs by the issuance of common stock and related party advances.

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

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. Randy Weston. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2007, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended May 31, 2007.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended May 31, 2007.

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

RM Health International, Inc.
Date:	July 18, 2007

By: /s/ Randy Weston Randy Weston Title: Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director