Form 10QSB
period 2007-08-31
RM Health International, Inc.
filed 2007-10-15
CIK 1387983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2007

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to __________

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,759,300 common shares as of October 8, 2007

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

	TABLE OF CONTENTS	Page
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements	3
Item 2.	Plan of Operation	2
Item 3.	Controls and Procedures	14
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3.	Defaults Upon Senior Securities	16
Item 4.	Submission of Matters to a Vote of Security Holders	16
Item 5.	Other Information	16
Item 6.	Exhibits	16

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:
F-1	Balance Sheet as of August 31, 2007 (unaudited);
F-2	Statements of Operations for the three months ended August 31, 2007 and 2006, the nine months ended August 31, 2007 and 2006, and from March 28, 2006 (inception) to August 31, 2007 (unaudited);
F-3	Statements of Stockholder's Equity
F-4	Statements of Cash Flows for the nine months ended August 31, 2007 and 2006, and from March 28, 2006 (inception) to August 31, 2007 (unaudited);
F-5	Notes to Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended August 31, 2007 are not necessarily indicative of the results that can be expected for the full year.

RM HEALTH INTERNATIONAL, INC.
(A Development Stage Company)
Balance Sheets

Assets	August 31, 2007 (Unaudited)	November 30, 2006
Current Assets
Cash and cash equivalents	$15,969	$23,995
Prepaid expenses	110	-
Deposits	1,000	-
Total current assets	17,079	23,995

TOTAL ASSETS	$17,079	$23,995

Liabilities

Current Liabilities
Accounts payable and accrued liabilities	$6,250	$3,650
Due to related party - Note 4	5,250	3,000
Total current liabilities	11,500	6,650

TOTAL LIABILITIES	11,500	6,650

Stockholders' Equity

Common stock
75,000,000 shares authorized, $0.001 par value 6,759,300 shares issued and outstanding	6,759	6,759
Additional paid in capital	20,926	20,926
Accumulated deficit	(22,106)	(10,340)
Total stockholders' equity	5,579	17,345

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,079	$23,995

The accompanying notes are an integral part of these financial statements

RM HEALTH INTERNATIONAL, INC.
(A Development Stage Company)
Statement of Operations
(Unaudited)

	For the Three Months Ended August 31, 2007	For the Three Months Ended August 31, 2006	For the Nine Months Ended August 31, 2007	For the Nine Months Ended August 31, 2007	From Inception March 28, 2006 Through August 31, 2007

Revenues, net	$-	$-	$-	$-	$-
Cost of Sales	-	-	-	-	-
Gross Margin	-	-	-	-	-

Operating Expenses
General and administrative	571	-	1,266	315	1,581
Accounting and audit fees	-	3,800	4,400	3,800	10,300
Consulting	1,850	-	3,850	-	3,850
Legal	-	750	-	750	750
Organization costs	-	-	-	375	375
Rent	-	1,125	2,250	1,875	5,250
Total Operating Expenses	2,421	5,675	11,766	7,115	22,106

Other Income (Expense)
Interest Expense	-	-	-	-	-

Net Loss	$(2,421)	$(5,675)	$(11,766)	$(7,115)	$(22,106)

Basic Loss per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Shares Outstanding	6,759,300	6,759,300	6,759,300	4,556,543

The accompanying notes are an integral part of these financial statements

RM HEALTH INTERNATIONAL, INC.
(A Development Stage Company)
Statements of Stockholder's Equity (Deficit)
(Unaudited)
	Common Stock Shares Amount		Common Shares Subscription	Deficit Accumulated During the Development Stage	Total Equity
Balance, March 28, 2006 (inception) Issued for cash:	-	$-	$-	$-	$-

Common stock, April, 2006 - at $0.001	3,200,000	3,200	-	-	3,200

Common stock, May, 2006 - at $0.005	1,950,000	1,950	7,800	-	9,750

Common stock, July, 2006 - at $0.005	1,575,000	1,575	6,300	-	7,875

Common stock, July, 2006 - at $0.20	22,500	22	4,478	-	4,500

Common stock, August, 2006 - at $0.20	11,800	12	2,348	-	2,360

Net loss for the year ended November 30, 2006	-	-	-	(10,340)	(10,340)

Balance, November 30, 2006	6,759,300	6,759	20,926	(10,340)	17,345

Net loss for the nine months ended August 31, 2007	-	-	-	(11,766)	(11,766)

Balance, August 31, 2007	6,759,300	$6,759	$20,926	$(22,106)	$5,579

The accompanying notes are an integral part of these financial statements

RM HEALTH INTERNATIONAL, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
	For the Nine Months Ended August 31, 2007	For the Nine Months Ended August 31, 2006	From Inception March 28, 2006 Through August 31, 2007
Cash Flows from Operating Activities:
Net Loss	$(11,766)	$(7,115)	$(22,106)
Change in non-cash working capital items
Prepaid expenses	(110)	-	(110)
Deposits	(1,000)	-	(1,000)
Accounts payable and accrued liabilities	2,600	4,550	6,250
Net Cash Used In Operating Activities	(10,276)	(2,565)	(16,966)

Cash Flows from Financing Activities:
Increase in due to related party	2,250	1,875	5,250
Proceeds from issuance of common stock	-	27,685	27,685
Net Cash Provided by Financing Activities	2,250	29,560	32,935

Net Increase (Decrease) in Cash and Cash Equivalents	(8,026)	26,995	15,969
Cash and Cash Equivalents at Beginning of Period	23,995	-	-
Cash and Cash Equivalents at End of Period	$15,969	$26,995	$15,969

Supplemental Disclosure of Cash Flow Information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements

RM Health International, Inc.
Notes to the Condensed Financial Statements
August 31, 2007 and November 30, 2006

NOTE 1 -  CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at August 31, 2007, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s November 30, 2006 audited financial statements. The results of operations for the periods ended August 31, 2007 and 2006 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN
The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Marketing Plan

There are two components to the marketing plan. The first is the external focus to attract customers and drive traffic to the site. The second is to create membership, loyalty and referral programs once the consumer has arrived at the site.

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

We had planned to make significant progress in the development of our website during the third quarter of this fiscal year, but we experienced significant difficulty in locating web design professionals who were willing and able to provide the needed technical assistance at a cost which met our budget. The unexpectedly high cost of building our website has slowed our progress and, in order to continue to completion, we may need to raise additional capital. We currently do not have any arrangements for raising additional funds and we may not be able to obtain the additional when required. Due to these unexpected financial difficulties, our business development schedule has been extended.

During the fourth quarter, we hope to focus heavily on the development of our website while continuing to build our network of advertisers and affiliates. At this time, we plan to go online with our website and begin experiencing revenue by end of the first quarter of our second fiscal year. The following is a current schedule of our business development goals for the next three quarters:

By end of the 1st Quarter of Year 2	We plan to launch our website and begin test marketing our products and systems.
By end of 2nd Quarter of Year 2:	We will be marketing to affiliates and other possible resellers. We will also be using Google to market our products with the goal and expectation of generating our first revenue.
By the end of the 3rd Quarter Year 2:
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

Results of Operations for the three and nine months ended August 31, 2007

We did not earn any revenues from inception through the period ending August 31, 2007. We do not anticipate earning revenues until active operation of our web site is launched in the fourth quarter of the fiscal year beginning November 30, 2006. We are presently in the development stage of our business and we can provide no assurance that we will produce significant revenues from the sale of our products on the Internet or from advertising on our website, or if revenues are earned, that we will be profitable.

We incurred operating expenses in the amount of $2,421 for the three months ended August 31, 2007 and in the amount of $11,766 for the nine months ended August 31, 2007. We incurred operating expenses in the amount of $5,675 for the three months ended August 31, 2006 and in the amount of $7,115 for the nine months ended August 31, 2006. We incurred operating expenses in the amount of $22,106 from our inception on March 28, 2006 through the period ending August 31, 2007. Our operating expenses from inception through August 31, 2007 included office, rent and administration expenses in the amount of $6,831, accounting and consulting costs in the amount of $14,150, and legal and organization costs in the amount of $1,125. We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to undertaking development of our website and related activities.

We incurred a net loss of $2,421 for the three months ended August 31, 2007 and a net loss of $11,766 for the nine months ended August 31, 2007. We incurred a net loss of $5,675 for the three months ended August 31, 2006 and a net loss of $7,115 for the nine months ended August 31, 2006. We incurred a net loss of $22,106 from our inception on March 28, 2006 through the period ending August 31, 2007. Our losses for the three and nine months ended August 31, 2007 and 2006 are attributable to operating expenses and other expenses combined with a lack of revenue.

Liquidity and Capital Resources

As of August 31, 2007, we had cash of $15,969 and working capital of $5,579. Our cash on hand will allow us to cover our anticipated expenses for the fiscal year beginning November 30, 2006, but will not be sufficient to fund operations beyond the current fiscal year and will not be sufficient to pay any significant unanticipated expenses. We currently do not have any operations and we have no income. We will require additional financing to sustain our business operations if we are not successful in earning substantial revenues during the current fiscal year.

We currently do not have any arrangements for financing and we may not be able to obtain financing when required.

We have not attained profitable operations and may be dependent upon obtaining financing to pursue our long-term business plan. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Off Balance Sheet Arrangements

As of August 31, 2007, there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared on a going concern basis. We had working capital of $5,579 as of August 31, 2007 and have an accumulated deficit of $22,106 since inception. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that we will be able to continue as a going concern. Management plans to continue to provide for our capital needs by the issuance of common stock and related party advances.

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

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of August 31, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. Randy Weston. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2007, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended August 31, 2007.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended August 31, 2007.

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

RM Health International, Inc.
Date:	October 15, 2007

By: /s/ Randy Weston Randy Weston Title: Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director