Form 10KSB
period 2007-11-30
RM Health International, Inc.
filed 2008-03-04
CIK 1387983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2007
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from _________ to _______

Commission file number 333-140438

RM Health International, Inc.
(Name of small business issuer in its charter)

Nevada	n/a
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

36 Palazzo Terrace, Henderson, Nevada	89074
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (702) 612-3014

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	Not Applicable

Securities registered under Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	Not Applicable

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past  12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]       No [   ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [ x ]   No [   ]

State issuer’s revenue for its most recent fiscal year.  $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of a specified date within the past 60 days.  Not available.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 6,759,300 Common Shares as of February 27, 2008.

Transitional Small Business Disclosure Format (Check One):  Yes: __; No X

PART I

Item 1.   Description of Business

Overview

We were incorporated on March 28, 2006 as RM Health International, Inc., a Nevada corporation, and we do business under the name as “RM Health”. We plan to provide a comprehensive education resource and online purchase facility. The education component is an important part of the marketing plan as the need for consumer education in the marketplace is evident. Finding the optimal balance of price, benefits and levels of understanding drive consumer choice among natural and organic products and provide an edge over conventional methods of retail sales.

The RM Health business model is based on creating a web based storefront and education center targeted at the Lifestyles of Health and Sustainability (“LOHAS”) consumers LOHAS demographic. Custom content is offered to attract traffic to the site. Purchase options presented are based on the education content for specific conditions or categories. RM Health is the conduit that brings together the independent groups of customers, providers, advertisers and affiliates. RM Health creates reseller and private label agreements with specific providers and suppliers who meet our criteria. RM Health receives a profit on each order from the RM Health site or its affiliates. Orders are processed through the RM Health site and transaction engine then sent to the supplier who provisions (drop ships) the order directly to the customer. RM Health will create a membership program that will encourage customer loyalty with expanded benefits and programs. Since the RM Health consumer is concerned with lifestyle issues there are multiple opportunities for RM Health to create relationships and generate revenue from advertisers and affiliates such as Gaiam.com. RM Health is not limited in the number of relationships that can be created. Advertising value will be driven as traffic to the site increases and the size of the membership database increases.

Principal Products and Services

These are the top 20 sales categories of products and supplements. RM Health will focus its efforts on locating and offering for sale superior products within the following specific categories:

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

Supplemental products – books and CD’s on health and lifestyle.

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

The RM Health site is designed to be simple to navigate identifying the two types of visitors to the site, new visitors, and existing members. New visitors will be initially directed to the membership area where they can sign up for the free membership or premium (pay). Existing members are taken straight to their account information, preferences and order profile.

Customers are never more than a single click away from being able to order products, refer their friends and associates or join the membership program. The operating goal of the site is to have each and every visitor participate in one form or another either by ordering product or becoming part of the database asset.

Planned Product Line

RM Health is not restricted to any one particular product line which leaves the company free to offer the best product in each category of consumer interest. RM Health does extensive research on each and every product for efficacy and benefits. Only category leaders are offered in the RM Health portfolio. The following companies will serve as the suppliers of our initial product line:

Ayush Herbs, Inc. – The company provides the highest quality of herbal products, vitamins, minerals and enzymes available. All the products are naturally grown in the Himalayan habitat without the use of pesticides and other chemicals.

Cyto-Matrix, Inc. – Cyto-Matrix strives to improve the health and wellbeing of its customers by using the highest quality of raw materials and manufacturing products in a state-of-the-art manufacturing facility.

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

Dosage:  One tablet 2 times daily or as directed by physician

(2)           High cholesterol remedy

Product Name:	Lipo matrix
Retail Price	$35.99

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

Dosage:  As recommended by your health care provider

(3)           Women's health - menopause

Product Name:	Eleg fem
Retail Price	$27.50

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

Product Name:	Carditone
Retail Price	$28.00

Attributes:	Vegetarian

Ingredients:  Ahoka, Dioscorea, Asparagus, Arjuna, Cissus quadrugularis, Bamboo manna and Indian coral powder.

Dosage:  One Capsule 3 times a day or as directed by your physician

(4)           Women's health - PMS

Product Name:	Fem matrix
Retail Price	$46.99

Description:  The herbs used in Fem-Matrix have a long history of use for the prevention and treatment of menopausal and perimenopausal symptoms, mainly hot flushes. While Black Cohosh, Dong Quai, Chasteberry, Wild Yam, and Red Clover extracts have estrogen-like effects, Hesperidin and Quercetin reduces the loss of endogenous estrogen, which is associated with the symptoms.

Ingredients:    Black Cohosh, Dong Quai, Chasteberry, Wild Yam, Red Clover, Hesperidin and Quercetin

Dosage:           As recommended by your physician

(5)           Sexual Vitality Female

Product Name:	Purush
Retail Price	$27.50

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

Product Name:	Carditone
Retail Price	$28.00

Attributes:	Vegetarian

Ingredients:  Standardized extracts of Ashwagandha 175mg, Macuna pruriens 20mg, Tribulus terrestis 50mg, Shilajit 25mg, Saw Palmeto 25mg, Saffron, Amla, Shilajeet, Pippli, Licorice, Bacopa monnieri, Bala talmakhana, Akarkara, Muira puma, Colchicum and Yohimbe

Dosage:  As recommended by your physician

(6)           Male vitality - Remedy

Product Name:	Purush
Retail Price	$27.50

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

Both in initial and repeat traffic to the RM Health site will be driven by the site’s educational content tailored to various specific conditions and health needs.

Completive Business Conditions and Methods of Competition

The market for natural and organic products/supplements continues to explode. In the US alone American shoppers spent $51 billion on natural and organic products in 2005 according to the Natural Foods Merchandiser the industry’s leading publication.

Natural products sales increased 9.1 percent across all retail and direct-to-consumer sales channels. Most sales -- 80.9 percent -- came from the natural retailing and mass market channels.  In natural products stores, food sales grew 12.1 percent, and all but one of the food categories tracked by NFM had double-digit growth. Organic food sales grew 15.7 percent. Supplements sales rose 8.2 percent, and natural personal care sales increased 12.1 percent. For the first time since 1999, natural products retailers saw double-digit growth at 10.9 percent for $25.5 billion in sales. Natural products retailers outpaced all other channels but the Internet, which had 17.7 percent growth and reached $558 million in sales. The largest sales categories in natural products stores were vitamins, $3.1 billion; produce, $2.97 billion; packaged grocery, $2.48 billion; and personal care, $2.35 billion. Organic produce sales in natural products stores were worth $2.14 billion followed by organic packaged grocery at $1.36 billion.

There are numerous factors driving and supporting this growth; including scientific discoveries, nutrient breakthroughs, changing lifestyles and demographics, rising obesity, and a desire for wellness personalization. The U.S. population is undergoing a dramatic shift in demographics, as household sizes change, the population ages and the number of minorities increases. One of the key factors is catering to the aging population. As a growing number of the 78 million strong baby boomer generation is more focused on preventing certain health conditions, and is more likely than other generations to increase consumption of healthy foods and beverages, and avoid problematic ingredients such as sodium and sugar.

On the other end of the age spectrum, opportunity will arise for new products targeting the increasing number of 20-somethings who are just starting out on their own and are far more adventurous in food choices.

The U.S. nutritional supplements retail industry is a large and highly fragmented industry. In 2004, no single industry participant accounted for more than 10% of total industry sales. We compete primarily against other specialty retailers, supermarkets, drugstores, mass merchants, multi-level marketing organizations and mail order companies. This market is highly sensitive to the introduction of new products, which may rapidly capture a significant share of the market. Certain of our competitors may have significantly greater financial, technical and marketing resources than we do.

We believe that RM Health will have several advantages over traditional retail outlets. The most important advantage for our model is the physical experience. When going into a physical outlet the consumer is faced with a daunting selection. Products and supplements are arranged by type not by benefit many times leaving the customer with an overwhelming array of products to choose from. Since education is a critical part of the buying process RM Health has a distinct advantage in that products are arranged by benefit to the consumer such as increased energy level, concentration, or circulation. This helps the consumer go directly to the area of interest and receive the proper education materials to make an informed and confident decision.
In addition, RM Health preserves capital because the company does not have to inventory product or be constrained by a physical footprint. Overhead is limited to hosting and maintenance of the site, database, and transaction engines. This places the company emphasis primarily on marketing efforts. This model has proven successful in other consumer focused categories on the internet.

Marketing Plan

There are two components to the marketing plan. The first is the external focus to attract customers and drive traffic to the site. The second is to create membership, loyalty and referral programs once the consumer has arrived at the site.

External Marketing

R&M will focus most of the external marketing efforts on search engine optimization, with specific efforts focused on the characteristics of Google the most popular and successful search engine. The dynamics of search engine optimization (SEO) have changed dramatically in the last few years. In the early 2000’s, search engines have veered away from reliance on meta tags since many web sites used inappropriate meta keywords or a technique known as keyword stuffing, in order to increase their search engine ranking. Some search engines still take meta tags into consideration when delivering results, though most of the major search engines ignore them. Organic search engines such as Google and Yahoo now use up to 100 different criteria to rank the listings on it’s search engine results pages (SERP’s). In order to achieve prime results on the SERP’s RM Health will purchase Google Adwords and links from partner affiliate sites that ensure strong positioning in our niche market. In contrast, many businesses try to optimize their sites for large numbers of highly specific keywords that indicate readiness to buy. Overly broad search optimization can hinder marketing strategy by generating a large volume of low-quality inquiries that cost money to handle, yet result in little business. Focusing on desirable traffic generates better quality sales leads, resulting in more sales. Search engine optimization can be very effective when used as part of a smart niche marketing strategy.

Referral Program

RM Health customers receive ongoing incentives to refer their friends and associates to the site. It is important to keep in mind that particularly with LOHAS consumers since they are “values” driven they tend to share information within their community of associates. Customers will receive incentives to refer their friends directly at the site and from informational emails they receive from RM Health.

Membership Program

All visitors to the RM Health site will be given incentives to join a membership program. This is a very valuable demographic so acquiring additional information to build the database will become a company asset.

Automatic Order Renewals

One of the keys to beginning any new lifestyle regimen is maintaining consistency and developing a habit. One of the options of membership to RM Health is automatic order renewals that save the customer time and money. Renewal options are offered in 3, 6, and 12 month increments. The longer the extension of the program the greater the discount the customer receives. It is anticipated this program will be very popular since customers are making a lifestyle commitment and not a one off purchase.

Survey Tool

Most sites currently available on the internet are just basic virtual storefronts, some with limited information. RM Health will be far more interactive by using a survey tool that will help direct customers to the products and supplements based suited for them based on lifestyle questions.

Compliance with Government Regulation

Our products are vitamins, minerals, herbs and other ingredients that are classified as foods or dietary supplements and are not subject to pre-market regulatory approval in the United States.

The processing, formulation, manufacturing, packaging, labeling, advertising and distribution of our products are subject to federal laws and regulation by one or more federal agencies, including the FDA, FTC, the DOA and the EPA. These activities are also regulated by various state, local and international laws and agencies of the states and localities in which our products are sold. Additional regulations may prevent or delay the introduction, or require the reformulation, of our products, which could result in lost sales and increased costs to us. The FDA may determine that a particular statement of nutritional support on our products, or that we want to use on our products, is an unacceptable drug claim or an unauthorized version of a food “health claim,” or the FDA or the FTC may determine that particular claims are not adequately supported by available scientific evidence. Any such regulatory determination would prevent us from marketing particular products or using certain statements on our products which could adversely affect our sales of those products. The FDA also could require us to remove a particular product from the market.

We are not able to predict the nature of such future laws, regulations, repeals or interpretations or to predict the effect additional governmental regulation, when and if it occurs, would have on our business in the future. Such developments could require reformulation of certain products to meet new standards, recalls or discontinuance of certain products not able to be reformulated, additional record-keeping requirements, increased documentation of the properties of certain products, additional or different labeling, additional scientific substantiation, adverse event reporting or other new requirements. Any such developments could increase our costs significantly and could have a material adverse effect on our business, financial condition and results of operations.

Employees

Our President, Randy Weston, is currently our only employee.  Mr. Weston devotes 5 to 10 hours per week to our business affairs.  We do not have any full time employees.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

We have neither formed, nor purchased any subsidiaries since our incorporation.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

Item 2.   Description of Property

We do not own or lease any real property.

Item 3.   Legal Proceedings

As of November 30, 2007, we were not a party to any pending legal proceeding and were not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended November 30, 2007.

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by the NASD.  The OTCBB is a network of security dealers who buy and sell stock.  The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information.  As of November 30, 2007, our shares were quoted on the OTCBB under the symbol “RMHL.”

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending November 30, 2007
Quarter Ended	High $	Low $
November 30, 2007	0	0
August 31, 2007	0	0
May 31, 2007	n/a	n/a
February 28, 2007	n/a	n/a

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of November 30, 2007, we had thirty (30) holders of record of our common stock.

Dividends

There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or

2.
Our total assets would be less than the sum of our total liabilities, plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

Securities Authorized for Issuance Under Equity Compensation Plans

As of November 30, 2007, we had no equity compensation plans.

Item 6.  Plan of Operation

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

Plan Of Operations

Operating Budget

For the fiscal year beginning November 30, 2007

Rent	$375.00
Legal	$2,800.00
Accounting	$2,900.00
Product procurement	$1,400.00
Marketing	$7600.00
Website Development	$2800.00
Advertising	$4,200.00
$22,075.00

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

During the fourth quarter, we had hoped to focus heavily on the development of our website while continuing to build our network of advertisers and affiliates. Our plans have been delayed due to mounting costs, a slow-down in the economy, and increased online competition. At this time, we plan to market online as best we can within our existing budget. Our original expectation of receiving revenue by the first quarter of Year 2 will not be realized, and we expect to see sales commence by the beginning of the third quarter of the current fiscal year. The following is a current schedule of our business development goals for the next three quarters:

By end of the 2nd Quarter of Year 2	We plan to aggressively market our affiliate programs by increasing commissions to affiliates and by marketing our products through other websites.

By end of 3rd Quarter of Year 2:
We plan to market to affiliates and other possible resellers. We hope to use profits from new revenues to market directly through Google, which usually is the best way to increase the number of visitors to the website and to potentially increase the number of new sales.

By the end of the 4th Quarter Year 2:
If our efforts have successfully increased sales and profits, we plan to take our business to the next level by having all content and product systems in place. Ideally, this will allow us to have Dr. Jheeta begin radio talk shows and potentially local TV talk shows. On these programs, Dr. Jheeta will explain the benefit of preventative health regiments and the features and advantages of the products and health systems offered by RM Health. Through these efforts, we plan to build a growing consumer following and a newsletter database that will help us to further optimize our market efforts.

Due to the significant constraints imposed by our limited capital resources and our continuing difficulty in moving forward with our plan of operations at the pace expected and desired by our management, we have also begun the difficult task of re-evaluating our business plan and plan of operations.    Our relatively slow progress so far, the uncertainty regarding our ability to obtain any additional funding, and the relatively risky overall nature of our enterprise have caused us to question whether it continues to be commercially viable.  Although we plan to continue with the development of our operations set forth above within the confines of our current budget, management may also begin evaluating alternative business opportunities which may be available to us.

Employees

We did not have any employees as of November 30, 2007.   Our officer and director, Randy Weston, served without compensation.

Research and Development

As of November 30, 2007, we have not conducted any research or development

Purchase and Sale of Significant Equipment

As of November 30, 2007, we did not anticipate any purchase or sale of equipment over the next twelve months.

Results of Operations for the Year Ended November 30, 2007

We did not earn any revenue during the fiscal year ended November 30, 2007 and have not earned any revenue since our inception on March 28, 2006.

We incurred operating expenses and a net loss in the amount of $16,108 during our fiscal year ended November 30, 2007, compared to operating expenses and a net loss in the amount of $10,340 during our fiscal year ended November 30, 2006 and a total of $26,448 in operating expenses and net losses for the period from inception (March 28, 2006) to November 30, 2007. For the period from inception to November 30, 2007, these expenses consisted of organizational costs in the amount of $375 and general and administrative expenses in the amount of $26,073.

Our losses for this period are attributable to operating expenses and a lack of revenue.

Liquidity and Capital Resources

As of November 30, 2007, we had total current assets of $11,775 and total assets of $11,775. Our current assets as of November 30, 2007 consisted of cash in the mount of $10,775 and deposits of $1,000. Our total current liabilities as of November 30, 2007 were $10,538, consisting of an obligation due to a related party and accrued liabilities. As a result, on November 30, 2007, we had working capital of $1,237.

Operating activities used $19,970 in cash for the fiscal year ended November 30, 2007, compared to $6,690 for the fiscal year ended November 30, 2006 and $26,660 in total cash for the period from inception (March 28, 2006) to November 30, 2007. Our net losses totaling $26,448 since inception were the primary component of our negative operating cash flow. Net cash flows provided by financing activities for the period from inception (March 20, 2006) to May 31, 2007 were $37,435 representing proceeds from the sale of our stock and advances from a related party.

We are a development stage corporation and have not generated any revenue to date from our activities.

Off Balance Sheet Arrangements

As of November 30, 2007, there were no off balance sheet arrangements.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Our ability to continue as a going concern is dependent our generating cash from the sale of our common stock and/or obtaining debt financing and attaining future profitable operations. Management’s plans include selling our equity securities and obtaining debt financing to fund our capital requirements and ongoing operations; however, there was is assurance we will be successful in these efforts.

Item 7.   Financial Statements

Index to Financial Statements:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm

F-2	Balance Sheet as of November 30, 2007

F-3	Statements of Operations – Period from inception (March 28, 2006) to November 30, 2007

F-4	Statement of Stockholders’ Equity (Deficit) from inception (March 28, 2006) to November 30, 2007

F-5	Statements of Cash Flows for the period from inception (March 28, 2006) to November 30, 2007

F-6	Notes to Financial Statements

MOORE & ASSOCIATES, CHARTERED
           ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
RM Health International Inc
(A Development Stage Company)

We have audited the accompanying balance sheets of RM Health International Inc (A Development Stage Company) as of November 30, 2007 and November 30, 2006, and the related statements of operations, stockholders’ equity and cash flows for the years ended November 30, 2007 and November 30, 2006 and since inception on March 28, 2006 through November 30, 2007. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RM Health International Inc (A Development Stage Company) as of November 30, 2007 and November 30, 2006, and the related statements of operations, stockholders’ equity and cash flows for the years ended November 30, 2007 and November 30, 2006 and since inception on March 28, 2006 through November 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has accumulated deficit of $24,448 as of November 30, 2007, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered
Moore & Associates Chartered
Las Vegas, Nevada
February 29, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

RM HEALTH INTERNATIONAL, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	November 30, 2007	November 30, 2006

CURRENT ASSETS

Cash and cash equivalents	$10,775	$23,995
Deposits	1,000	-

Total Current Assets	11,775	23,995

TOTAL ASSETS	$11,775	$23,995

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$788	$3,650
Due to related party	9,750	3,000

Total Current Liabilities	10,538	6,650

STOCKHOLDERS' EQUITY

Common stock - $0.001 par value; 75,000,000 shares authorized; 6,759,300 shares issued and outstanding	6,759	6,759
Additional paid-in capital	20,926	20,926
Accumulated deficit	(26,448)	(10,340)

Total Stockholders' Equity	1,237	17,345

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,775	$23,995

The accompanying notes are an integral part of these financial statements.

RM HEALTH INTERNATIONAL, INC.
(A Development Stage Company)
Statements of Operations

	For the Year Ended November 30, 2007	From Inception on March 28, 2006 Through November 30, 2006	From Inception on March 28, 2006 Through November 30, 2007

REVENUES	$-	$-	$-
COST OF REVENUES	-	-	-
GROSS MARGIN	-	-	-

OPERATING EXPENSES

Organization costs	-	375	375
General and administrative	16,108	9,965	26,073

Total Operating Expenses	16,108	10,340	26,448

NET LOSS	$(16,108)	$(10,340)	$(26,448)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	6,759,300	5,366,114

The accompanying notes are an integral part of these financial statements.

RM HEALTH INTERNATIONAL, INC.
(A Development Stage Company)
Statements of Stockholders' Equity

	Common Stock Shares Amount		Additional Paid-In Capital	Accumulated Deficit	Total

Balance March 28, 2006	-	$-	$-	$-	$-

Shares issued for cash, April 2006, at $0.001 per share	3,200,000	3,200	-	-	3,200

Shares issued for cash, May 2006, at $0.005 per share	1,950,000	1,950	7,800	-	9,750

Shares issued for cash, July 2006, at $0.005 per share	1,575,000	1,575	6,300	-	7,875

Shares issued for cash, July 2006, at $0.20 per share	22,500	22	4,478	-	4,500

Shares issued for cash, August 2006, at $0.20 per share	11,800	12	2,348	-	2,360

Net loss from inception through November 30, 2006	-	-	-	(10,340)	(10,340)

Balance, November 30, 2006	6,759,300	6,759	20,926	(10,340)	17,345

Net loss for the year ended November 30, 2007	-	-	-	(16,108)	(16,108)

Balance, November 30, 2007	6,759,300	$6,759	$20,926	$(26,448)	$1,237

The accompanying notes are an integral part of these financial statements.

RM HEALTH INTERNATIONAL, INC.
(A Development Stage Company)
Statements of Cash Flows

	For the Year Ended November 30, 2007	From Inception on March 28, 2006 Through November 30, 2006	From Inception on March 28, 2006 Through November 30, 2007
CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss	$(16,108)	$(10,340)	$(26,448)
Adjustments to reconcile net loss to
net cash used by operating activities:
Changes in working capital items:
Deposits	(1,000)	-	(1,000)
Accounts payable and accrued liabilities	(2,862)	3,650	788

Net Cash Used by
Operating Activities	(19,970)	(6,690)	(26,660)

CASH FLOWS FROM
INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM
FINANCING ACTIVITIES

Increase in due to related party	6,750	3,000	9,750
Proceeds from issuance of common stock	-	27,685	27,685

Net Cash Provided by
Financing Activities	6,750	30,685	37,435

NET DECREASE IN CASH	(13,220)	23,995	10,775

CASH AT BEGINNING OF PERIOD	23,995	-	-

CASH AT END OF PERIOD	$10,775	$23,995	$10,775

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

RM HEALTH INTERNATIONAL, INC.
(A Development Stage Company)
Notes to Financial Statements
November 30, 2007 and 2006

1.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
The Company was incorporated in the State of Nevada, United States of America on March 28, 2006 and its fiscal year end is November 30. The Company is involved in sales and distribution of natural health and supplemental products through the Internet.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Basic (Loss) per Common Share

Basic (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of November 30, 2007 and 2006.

	For the Year Ended November 30, 2007	From Inception on March 28, 2006 Through November 30, 2006
Loss (numerator)	$(16,108)	$(10,340)
Shares (denominator)	6,759,300	5,366,114
Per share amount	$(0.00)	$(0.00)

Dividends
The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

Comprehensive Income
The Company has no component of other comprehensive income. Accordingly, net income equals comprehensive income for the period ended November 30, 2007.

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of November 30, 2007.

RM HEALTH INTERNATIONAL, INC.
(A Development Stage Company)
Notes to Financial Statements
November 30, 2007 and 2006

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents
For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Income Taxes
The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. The Company’s predecessor operated as entity exempt from Federal and State income taxes.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to the net loss before provision for income taxes for the following reasons:

	November 30, 2007	November 30, 2006
Income tax expense at statutory rate	$(6,282)	$(4,033)
Common stock issued for services	-	-
Valuation allowance	6,282	4,033
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	December 31, 2007	December 31, 2006
NOL carryover	$10,315	$4,033
Valuation allowance	(10,315)	(4,033)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $26,448 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

Impairment of Long-Lived Assets
The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered

RM HEALTH INTERNATIONAL, INC.
(A Development Stage Company)
Notes to Financial Statements
November 30, 2007 and 2006

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of Long-Lived Assets (Continued)
through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Accounting Basis
The basis is accounting principles generally accepted in the United States of America.  The Company has adopted a November 30 fiscal year end.

Stock-based compensation.
As of November 30, 2007, the Company has not issued any share-based payments to its employees.

The Company adopted SFAS No. 123-R effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1,2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R.

Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning January 1, 2008. The Company is currently assessing the potential impact that adoption of SFAS No. 157 would have on the financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 gives the irrevocable option to carry many financial assets and liabilities at fair values, with changes in fair value recognized in earnings. SFAS No. 159 is effective beginning January 1, 2008, although early adoption is permitted. The Company is currently assessing the potential impact that adoption of SFAS No. 159 will have on the financial statements.

The FASB has revised SFAS No. 141.  This revised statement establishes uniform treatment for all acquisitions.  It defines the acquiring company.  The statement further requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, measured at their fair market values as of that date.  It requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquired, at the full amounts of their fair values. This changes the way that

RM HEALTH INTERNATIONAL, INC.
(A Development Stage Company)
Notes to Financial Statements
November 30, 2007 and 2006

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                Recent Accounting Pronouncements (Continued)
minority interest is recorded and modified as a parent’s interest in a subsidiary changes over time.  This statement also makes corresponding significant amendments to other standards that related to business combinations, namely, 109, 142 and various EITF’s.  This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company believes the implementation of this standard will have no effect on our financial statements.

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Deposits
Deposits are advance payments on future purchases of inventory.

2.           COMMON STOCK

              The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of one tenth of one cent ($0.001) per share and no other class of shares is authorized.

              During the period from March 28, 2006 (Inception) to November 30, 2006, the Company issued 6,759,300 shares of common stock for total proceeds of $27,685.

              To November 30, 2007, the Company has not granted any stock options and has not recorded any stock-based compensation.

3.           GOING CONCERN
The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company has accumulated deficit of $26,448 as of November 30, 2007.  The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time which raises substantial doubt about its ability to continue as a going concern.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

4.           DUE TO RELATED PARTY
              The Company has received cash advances from shareholders which are non interest bearing, unsecured and due upon demand. The Company owes $9,750 for such advances as of December 31, 2007.

Item 8.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 304(b) of Regulation S-B during the fiscal year ending November 30, 2007.

Item 8A.  Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of November 30, 2007.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Randy Weston. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of November 30, 2007, our disclosure controls and procedures are effective.  There have been no significant changes in our internal controls over financial reporting during the year ended november 30, 2007 that have materially affected or are reasonably likely to materially affect such controls.

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

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Item 8B.  Other information

None.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following information sets forth the names of our directors and executive officers, their ages and their positions as of November 30, 2007.

Name	Age	Position Held with the Company	Date First Elected or Appointed
Randy Weston	43	President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director	March 28, 2006

Set forth below is a brief description of the background and business experience of each of our executive officers and directors.

Randy Weston is our President, Secretary, Treasurer and a director. As President, Mr. Weston is responsible for the day-to-day management of the Company.

Prior to joining RM Health International, Mr. Weston accumulated more than 15 years of general business experience primarily in the field of sales and brokerage of automobiles, boats, and motorcycles, a line of business Mr. Weston pursued in addition to his career as a professional pilot. Mr. Weston is presently employed as a pilot for Terrible Herbst, Inc. which began in November 2004.  Previously, he was employed by Air Atlanta, Iceland, as a Captain on a B767 from March 2003 - March 2004; by National Airlines, Las Vegas, Nevada, as a Captain on a B757 from November 1999 - November 2002; by Air Wisconsin Airlines, Appleton, Wisconsin, as a Captain on a CRJ from March 1997 - November 1999; by Air Vegas Airlines, Las Vegas, Nevada, as a Captain on CRJ from March 1996 - March 1997; and by Air BC Richmond, British Columbia, as a Pilot on a DHC8 from May 1990 - April 1995.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual meeting of our shareholders or until removed from office in accordance with our bylaws.

Our executive officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

As of November 30 2007, we had no significant employees other than our officers and directors.

Family Relationships

As of November 30, 2007, there were no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To  the best of our knowledge, during the past five years, none of the following  occurred with  respect to a present director,  person nominated to become director, executive officer, or  control person as of November 30, 2007:  (1)  any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at  the  time  of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal  proceeding  or  being subject to a pending criminal proceeding (excluding  traffic  violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or  vacated, of  any court  of  competent  jurisdiction,  permanently  or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in  any  type of business, securities or banking activities; and (4) being found by  a  court  of  competent  jurisdiction  (in  a  civil action), the SEC or the Commodities  Futures  Trading  Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee

As of november 30, 2007, we did not have a separately-designated standing audit committee.  The entire board of directors performed the functions of an audit committee, but no written charter governed the actions of the board of directors when performing the functions that would generally be performed by an audit committee. The board of directors approved the selection of our independent accountants and met and interacted with the independent accountants to discuss issues related to financial reporting. In addition, the board of directors reviewed the scope and results of the audit with the independent accountants, reviewed with management and the independent accountants our annual operating results, considered the adequacy of our internal accounting procedures and considered other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

We did not have an audit committee financial expert as of November 30, 2007 because of the size of our company and our board of directors at this time.  We believed that we did not require an audit committee financial expert at thst time because we retained outside consultants who possessed these attributes.

For the fiscal year ending November 30, 2007, the board of directors:

1.	Reviewed and discussed the audited financial statements with management, and

2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended May 31, 2007 to be included in this Annual Report on Form 10-KSB and filed with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Our officers, directors and shareholders owning greater than ten percent of our shares are not required to comply with Section 16(a) of the Securities Exchange Act of 1934 because we do not have a class of securities registered under Section 12 of the Securities Exchange Act of 1934.

Code of Ethics Disclosure

As of November 30, 2007, we have not adopted a Code of Ethics for Financial Executives, which include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 10.  Executive Compensation

Compensation Discussion and Analysis

Currently, our sole officer and director, Randy Weston, does not receive any cash or other compensation for his services to the company.  Because we are a development stage company with limited operations and capital resources, we are unable to compensate him.  Mr. Weston owns a relatively large proportion of the company’s issued and outstanding common stock, however, and serves as the sole officer and director due to his entrepreneurial interest in our development and long term success.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal year ended November 30, 2007.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Randy Weston, President, CEO, CFO, and Director	2007 2006	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Narrative Disclosure to the Summary Compensation Table

We did not compensate our executive officers for services rendered during the fiscal year ended November 30, 2007.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of November 30, 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Randy Weston	-	-	-	-	-	-	-	-	-

Compensation of Directors

The table below summarizes all compensation of our directors as of November 30, 2007.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Randy Weston	-	-	-	-	-	-	-

Narrative Disclosure to the Director Compensation Table

We do not pay any cash or other compensation to our directors.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of November 30, 2007, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group.  Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 6,759,300 shares of common stock issued and outstanding on November 30, 2007.

Name of Beneficial Owners of Common Stock[1]	Title of Class	Amount and Nature of Beneficial Ownership	% of Common Stock
Randy Weston President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director	Common Stock	3,200,000	47.34%
DIRECTORS AND OFFICERS - TOTAL		3,200,000	47.34%

5% SHAREHOLDERS
None.

(1)
As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

Item 12.   Certain Relationships and Related Transactions

As of November 30, 2007, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons had any material interest, direct or indirect, in any transaction over the last two years or in any presently proposed transaction which, in either case, has or will materially affect us:

Item 13.   Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	By-laws, as amended (1)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on February 5, 2007.

Item 14.   Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our quarterly reports on Form 10-QSB and the audit of our annual consolidated financial statements for the fiscal year ended November 30, 2007 (our fist full fiscal year) was approximately $8,250.00.

Audit-Related Fees

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended November 30, 2007 and 2006.

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended November 30, 2007 and 2006 were $0 and $0 respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RM Health International, Inc.

By:  /s/ Randy Weston
Randy Weston
Chief Executive Officer and
Chief Financial Officer, and Principal Accounting Officer
Dated: February 28, 2008