Form 10QSB
period 2008-02-29
RM Health International, Inc.
filed 2008-04-14
CIK 1387983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 29, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  6,759,300 common shares as of February 29, 2008

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:

F-1	Balance Sheet as of February 29, 2008 (unaudited);

F-2	Statements of Operations for the three months ended February 29, 2008 and February 28, 2007, and from March 28, 2006 (inception) to February 29, 2008 (unaudited);

F-3	Statements of Stockholders’ Equity (unaudited) from March 28, 2006 (inception) to February 29, 2008;

F-4	Statements of Cash Flows for the three months ended February 29, 2008 and February 28, 2007, and from March 28, 2006 (inception) to February 29, 2008 (unaudited);

F-5	Notes to Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended February 29, 2008 are not necessarily indicative of the results that can be expected for the full year.

RM HEALTH INTERNATIONAL, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	February 29, 2008	November 30, 2007
	(unaudited)

CURRENT ASSETS

Cash and cash equivalents	$10,350	$10,775
Deposits	1,000	1,000

Total Current Assets	11,350	11,775

TOTAL ASSETS	$11,350	$11,775

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$3,160	$788
Due to related party	9,750	9,750

Total Current Liabilities	12,910	10,538

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock - $0.001 par value; 75,000,000 shares authorized; 6,759,300 shares issued and outstanding	6,759	6,759
Additional paid-in capital	20,926	20,926
Accumulated deficit	(29,245)	(26,448)

Total Stockholders' Equity (Deficit)	(1,560)	1,237

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$11,350	$11,775

The accompanying notes are an integral part of these financial statements.

RM HEALTH INTERNATIONAL, INC.
(A Development Stage Company)
Statements of Operations
(unaudited)

	For the Three Months Ended February 29, 2008	For the Three Months Ended February 28, 2007	From Inception on March 28, 2006 Through February 29, 2008

REVENUES	$-	$-	$-
COST OF REVENUES	-	-	-
GROSS MARGIN	-	-	-

OPERATING EXPENSES

Organization costs	-	-	375
General and administrative	2,797	3,922	28,870

Total Operating Expenses	2,797	3,922	29,245

NET LOSS	$(2,797)	$(3,922)	$(29,245)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	6,759,300	6,759,300

The accompanying notes are an integral part of these financial statements.

RM HEALTH INTERNATIONAL, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
(unaudited)

	Common Stock Shares Amount		Additional Paid-In Capital	Accumulated Deficit	Total

Balance March 28, 2006	-	$-	$-	$-	$-

Shares issued for cash, April 2006, at $0.001 per share	3,200,000	3,200	-	-	3,200

Shares issued for cash, May 2006, at $0.005 per share	1,950,000	1,950	7,800	-	9,750

Shares issued for cash, July 2006, at $0.005 per share	1,575,000	1,575	6,300		7,875

Shares issued for cash, July 2006, at $0.20 per share	22,500	22	4,478	-	4,500

Shares issued for cash, August 2006, at $0.20 per share	11,800	12	2,348	-	2,360

Net loss from inception through November 30, 2006	-	-	-	(10,340)	(10,340)

Balance, November 30, 2006	6,759,300	6,759	20,926	(10,340)	17,345

Net loss for the year ended November 30, 2007	-	-	-	(16,108)	(16,108)

Balance, November 30, 2007	6,759,300	6,759	20,926	(26,448)	1,237

Net loss for the three months ended February 29, 2008	-	-	-	(2,797)	(2,797)

Balance, February 29, 2008	6,759,300	$6,759	$20,926	$(29,245)	$(1,560)

The accompanying notes are an integral part of these financial statements.

RM HEALTH INTERNATIONAL, INC.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)
	For the Three Months Ended February 29, 2008	For the Three Months Ended February 28, 2007	From Inception on March 28, 2006 Through February 29, 2008
CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss	$(16,108)	$(3,922)	$(26,448)
Adjustments to reconcile net loss to
net cash used by operating activities:
Changes in working capital items:
Deposits	(1,000)	-	(1,000)
Accounts payable and accrued liabilities	(2,862)	1,672	788

Net Cash Used by
Operating Activities	(19,970)	(2,250)	(26,660)

CASH FLOWS FROM
INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM
FINANCING ACTIVITIES

Increase in due to related party	6,750	2,250	9,750
Proceeds from issuance of common stock	-	-	27,685

Net Cash Provided by
Financing Activities	6,750	2,250	37,435

NET DECREASE IN CASH	(13,220)	-	10,775

CASH AT BEGINNING OF PERIOD	23,995	-	-

CASH AT END OF PERIOD	$10,775	$-	$10,775

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

RM Health International, Inc.
Notes to the Condensed Financial Statements
February 29, 2008 and November 30, 2007

NOTE 1 -                      CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at February 29, 2008, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s November 30, 2007 audited financial statements.  The results of operations for the periods ended February 29, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

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

Overview

We were incorporated on March 28, 2006 as RM Health International, Inc., a Nevada corporation, and we do business under the name “R&M Online Health.” We have been providing a comprehensive education resource and online purchase facility to the public through our website, www.rmhealthonline.com (our “Site”). We were able to launch our Site during the three month period ended February 29, 2008. The public response to the Site, however, has been discouraging. We have not been able to drive an acceptable level of traffic to our Site, sell advertising space on our Site, or generate sufficient revenues through product sales to maintain operations.

Plan of Operation in the Next 12 Months

During the next twelve months, we intend to conduct a review of our current operating structure and to seek out and evaluate alternative business opportunities. We have not yet identified any suitable business opportunities and there is no assurance that we will be able to do so in the future. Even if we are able to identify suitable business opportunities, there are no assurances that we will be able to acquire an interest in those opportunities or that we will have the resources to pursue such opportunities. As such, an investment in our shares at this time would be highly speculative.

Because we have not identified an alternate business opportunity, we are unable to provide an estimate of our exact financial needs for the next twelve months. We have a working capital deficit of $1,560 as of February 29, 2008. We will require substantial additional financing in the near future in order to meet our current obligations and to continue our operations or begin the operations or any new business we may be able to acquire. In addition, in the event that we are successful in identifying suitable alternative business opportunities, of which there is no assurance, we anticipate that we will need to obtain additional financing in order to pursue those opportunities.

Because our current business has been unsuccessful and we have not identified any suitable alternative business opportunities, our ability to obtain additional financing is substantially limited. If sufficient financing is not available or obtainable, we may not be able to continue as a going concern and investors may lose a substantial portion or all of their investment. We currently do not have any financing arrangements in place and there are no assurances that we will be able to acquire financing on acceptable terms or at all. If we are able to identify a suitable alternative business opportunity, we will seek appropriate financing arrangements at that time.

Expected Changes In Number of Employees, Plant, and Equipment

We do not have plans to purchase any physical plant or any significant equipment or to change the number of our employees during the next twelve months.

Results of Operations for the three months ended February 29, 2008

We did not earn any revenues from inception through the period ending February 29, 2008. We do not anticipate earning revenues until such time as we are able to obtain additional financing or identify and acquire an alternative business opportunity. We can provide no assurance that we will  be able to do so or that if we are able to do so that we will be able to produce significant revenues from the sale of our products on the Internet, from advertising on our website, or from an alternative business opportunity, or that if revenues are earned, that we will be profitable.

We incurred operating expenses in the amount of $2,797 for the three months ended February 29, 2008 and in the amount of $3,922 for the three months ended February 28, 2007.  We incurred operating expenses in the amount of $29,245 from our inception on March 28, 2006 through the period ending February 29, 2008. Our operating expenses from inception through February 29, 2008 included organization costs and general and administrative expenses.

We incurred a net loss of $2,797 for the three months ended February 29, 2008 and a net loss of $3,922 for the three months ended February 28, 2007.  We incurred a net loss of $29,245 from our inception on March 28, 2006 through the period ending February 29, 2008. Our losses for the above-refenced periods are attributable to operating expenses and other expenses combined with a lack of revenue.

Liquidity and Capital Resources

As of February 29, 2008, we had current assets in the amount of $11,350, consisting of $10,350 in cash and cash equivalents, and $1,000 in deposits. As of February 29, 2008, we had $12,910 in current liabilities. We therefore had a working capital deficit of $1,560 as of February 29, 2008.

We have not attained profitable operations and are dependent upon obtaining financing to pursue any business opportunity. Our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern. We currently do not have any arrangements for financing and we may not be able to obtain financing when required.

Off Balance Sheet Arrangements

As of February 29, 2008, there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared on a going concern basis. We had a working capital deficit of $1,560 as of February 29, 2008 and have an net loss of $29,245 since inception. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern. The ability of us to continue as a going concern is dependent on us obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to cease operations.

In order to continue as a going concern, we will need, among other things, additional capital resources. Management's plans to obtain such resources for us include (1) obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses, and (2) seeking out and completing a merger with an existing operating company. However, management cannot provide any assurances that we will be successful in accomplishing any of our plans.

Our ability to continue as a going concern is dependent upon our ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 29, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. Randy Weston. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 29, 2008, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended February 29, 2008.

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

PART II – OTHER INFORMATION

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended February 29, 2008.

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

RM Health International, Inc.

Date:	April 11, 2008

By: /s/Randy Weston Randy Weston Title: Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director