Form 10-K
period 2008-03-31
Blue Earth Solutions, Inc.
filed 2008-06-27
CIK 1387983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2008
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from _________ to ________
Commission file number: 333-140438

Blue Earth Solutions, Inc.
(Exact name of registrant as specified in its charter)
Nevada	26-1909139
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13511 Granville Ave. Clermont, FL	34711
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: 352-729-0150

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
none	not applicable
Securities registered under Section 12(g) of the Exchange Act:
Title of each class	Name of each exchange on which registered
none	not applicable

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes   No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes X  No 

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer      Accelerated filer   Non-accelerated filer    Smaller Reporting Company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   No X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  N/A

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date – 24,134,300 as of June 9, 2008.

Documents Incorporated by Reference: None.

 PART I
Item 1.   Business

Business Development

We were incorporated on March 28, 2006 as RM Health International, Inc., a Nevada corporation, and we have conducted business under the name “R&M Online Health.” We have been providing an education resource and online purchase facility to the public through our website, www.rmhealthonline.com (our “Site”). Subsequent to end of the reporting period, on May 16, 2008, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Blue Earth Solutions, Inc., a privately held Delaware corporation (“Blue Earth Delaware”), and Blue Earth Acquisition, Inc. (“Acquisition Sub”), our newly formed wholly-owned Nevada subsidiary. In connection with the closing of this merger transaction, Blue Earth Delaware merged with and into Acquisition Sub (the “Merger”) on May 16, 2008, with the filing of articles of merger with the Nevada and Delaware secretaries of state.  Subsequently, on May 16, 2008, we merged with our Acquisition Sub in a short-form merger transaction under Nevada law in which we were the surviving entity and, in connection with this short form merger, changed our name to Blue Earth Solutions, Inc., effective May 16, 2008.

In addition, pursuant to the terms and conditions of the Merger Agreement:

• Each share of Blue Earth Delaware common stock issued and outstanding immediately prior to the closing of the Merger was converted into the right to receive three shares of our common stock. As a result, the shareholders of Blue Earth Delaware received 21,000,000 newly issued shares of our common stock.

• Each share of Blue Earth Delaware Series A Preferred Stock issued and outstanding immediately prior to the closing of the Merger was converted into the right to receive one share of our newly created Series A Preferred Stock. As a result, the Series A Preferred shareholders of Blue Earth Delaware received 400,000 newly issued shares of our Series A Preferred Stock.

• Each share of Blue Earth Delaware Series B Preferred Stock issued and outstanding immediately prior to the closing of the Merger was converted into the right to receive one share of our newly created Series B Preferred Stock. As a result, the Series B Preferred shareholders of Blue Earth Delaware received 80,500 newly issued shares of our Series B Preferred Stock.

• Following the closing of the merger, in a separate transaction, our former Chief Executive Officer and sole director agreed to cancel and return all 3,200,000 shares of his common stock into treasury.

• As a result, following these events, there were 24,559,300 shares of our common stock, 400,000 shares of our Series A Preferred Stock, and 80,500 shares of our Series B Preferred Stock issued and outstanding.

• Our board of directors was reconstituted to consist of Patricia Cohen, Paul Slusarczyk, Sharon Slusarczyk, and Harvey Katz, who prior to the Merger were the directors of Blue Earth Delaware.

• Blue Earth Delaware provided customary representations and warranties and closing conditions, including approval of the Merger its voting stockholders.

As of May 16, 2008 and currently, there are no material relationships between us or any of our affiliates and Blue Earth Delaware, other than in respect of the Merger Agreement.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the Merger Agreement, which is filed as Exhibit 2.1 with the report filed on form 8-K on May 16, 2008, and to the certificates of designation for our Series A and Series B Preferred Stock, which are filed as Exhibits 4.1 and 4.2 with the report filed on form 8-K on May 16, 2008, respectively.

As a consequence of the Merger, we will no longer pursue the development of our Site and have already assigned these assets to our former president who has agreed to indemnify us against any related liabilities.  We will be continuing the business of Blue Earth Delaware as our sole business going forward.  We have not yet commenced recycling operations.

As a result of the Merger, we now own and will pursue as our primary line of business the development and commercialization of the StyroSolve™ system, a closed-loop process for collecting and recycling polystyrene foam products (our “Process”), as well as StyroSolve™, a proprietary solvent (our “Solvent”) used in the Process to reduce expanded polystyrene to a gel. Blue Earth Delaware was incorporated in Delaware on February 5, 2008.  Blue Earth Delaware acquired the Process, the Solvent, and other intellectual property by purchasing certain assets of International Foam Solutions, Inc.; Trans Global Chemical, LLC; Parliament Holdings, LLC; Parliament Consulting, LLC; Harvey Katz; Claudia Iovino; and Nicholas Iovino, including the referenced intellectual property on February 14, 2008 and February 25, 2008. Our business is to develop and market a practical, economical and environmentally safe means of disposing of and recycling certain polystyrene products. We now conduct operations from the former headquarters of Blue Earth Delaware, located at 13511 Granville Ave., Clermont, FL, 34711.

Description of Business

Overview

As a result of the Merger, which was consummated subsequent to the end of the current reporting period, we are now primarily engaged in the business of implementing and marketing a practical, economical and safe means of recycling polystyrene foam, also known as Expanded Polystyrene (“EPS”).  We own the StyroSolve™ system which is a closed-loop process for collecting and recycling EPS foam products. A closed-loop recycling process is one in which all or nearly all of the recycled products are recovered in a marketable form during the process.

Our emphasis is on recycling EPS products. Because they tend to be bulky, cumbersome and generally difficult to discard, few other companies are pursuing the recycling of these products as their business plan. We believe that, compared with existing methods of recycling EPS, including heating EPS to its melting point, our Process provides a greater economic return and a more complete and ecologically-friendly strategy for addressing EPS recycling.

Polystyrene

Polystyrene is a lightweight plastic material derived from petroleum and natural gas products with a chemical structure consisting of a long chain hydrocarbon with every other carbon connected to a Phenyl group.  Polystyrene is produced in two varieties:  (1) an expanded polystyrene variety, also known as foam, typically used in the packaging and insulation industries, and (2) a non-expanded (non-foam) variety, used for making a wide variety of hard plastic products, from utensils to toner cartridges.

Expanded Polystyrene, or EPS, is the correct name for polystyrene foam (EPS is sometimes incorrectly called Styrofoam™, which is a separate product and a trademark of Dow Chemical Company). EPS is produced from a mixture of about 90-95% polystyrene and 5-10% gaseous blowing agent, most commonly pentane or carbon dioxide. Foam is used in packaging, including end caps, and other items such as architectural structures (i.e. columns, moldings and forms), seedling trays, cups, bowls, plates, trays, “clamshell” containers, egg cartons and other food services related products. EPS also has various military applications for ammunition, aircraft, and thousands of other items.

The non-foam variety of polystyrene is commonly used for plastic utensils and cutlery, yogurt and cottage cheese containers, clear “clamshell” containers used for salad bar take-out and various manufactured goods including appliances, toys, video cassettes, DVD Cases, tools, computer casings, razors, desk accessories and furniture.

Since both the expanded and non-expanded varieties of polystyrene are comprised of the same chemical materials, they may be treated collectively during the recycling process. The primary difference in the two varieties lies in the volume of space required by the foam version prior to reduction.

Polystyrene products are popular because they are:

•	Sturdy, rigid and lightweight, making them easier than most alternatives to transport.
•	Energy efficient, requiring much less energy in production compared to competing products.
•	Excellent insulation, resisting temperature change and making hot or cold items easier to handle.
•	Sanitary, preventing the growth and spread of bacteria in comparison to reusable plates and utensils.
•	Economical, costing considerably less than alternative materials.
•	Inert – they will not leech chemicals into the water supply if placed in a landfill.

The polystyrene production industry is populated by the large chemical companies that produce polystyrene components. Currently Dow Chemical, Huntsman, and Tenneco (a subsidiary of Paper Corporation of America) are the largest manufacturers of polystyrene products. Tenneco, the latest market entrant, gained its industry presence through the acquisition of the polystyrene divisions of former competitors including Exxon, Mobil Oil and Amoco Oil.

EPS Recycling

The polystyrene market in the United States and China is significant, as is the potential market for polystyrene recycling.  Approximately 1.2% of the 30 billion pounds of polystyrene produced each year is recycled. Over 50% of China’s EPS is exported to the US market as packaging material. EPS is generally considered the most commonly used packaging material both nationally and internationally.  However, EPS’s uncommonly high volume to weight ratio – a relatively small amount of EPS by weight occupies a very large volume when put into landfills – results in EPS accounting for the largest volume of waste polystyrene.  Consequently, companies and facilities managers must pay proportionally higher transport costs for the hauling of EPS from trash cans and dumpsters to landfills due to its bulk.

While there are a myriad of applications for polystyrene, there has historically been no economical way to transport and recycle the material.  This lack of reusability has become a major focus and concern for a rising population of environmentally conscious individuals, corporations, and governments.  Cities such as San Francisco and Berkeley, California have even instituted bans on EPS as packaging material for food products.

Polystyrene recycling is currently a small, fractured market, and competition in the field is varied.  There are several companies that are currently recycling polystyrene.  There are two primary challenges associated with handling EPS:  first, transportation costs are high because of the high volume to weight ratio of EPS, and second, EPS must be extremely clean to be accepted by an EPS recycling plant.

EPS recycling has been available for years, but has had low penetration due to the absence of a clear solution to the above-referenced challenges. Our solvent-based approach to EPS recycling is unique to the industry. Other approaches to EPS recycling include the following:

•
Melting – There are machines that melt the EPS in order to reduce its volume. While this technique does reduce volume effectively, it requires a very high temperature (between 400 and 500 degrees Fahrenheit) to melt polystyrene, making this method costly.  Also, because the high temperature changes the chemical structure of the polystyrene, the resulting product cannot be recaptured as a polystyrene bead.  Instead, heat-reduced bricks are created, which have limited uses and are thus less economically viable.

•
Shredding – Some recyclers shred EPS upon collection, which in most cases increases the volume, as greater surface area is created and the EPS is “fluffed” or aerated.  This method involves grinding, washing, fluffing and drying EPS before sending the shredded EPS through an extruder. In order to use this technology, the polystyrene has to be completely clean initially, so normal post-consumer and industrial waste EPS cannot be recycled using this method.

•
Compacting – Another technique used at the front end of the recycling process is compacting.  Machines compress EPS under high pressure and bale it for transport.  This process removes much, but not all, of the air in EPS. Resulting in approximately 50% reduction, this method is less volume-efficient than melting, but retains the EPS’s chemical composition.  The bales are wrapped with wire under high pressure, which can be dangerous to operators when a bale is released or broken.

Our StyroSolve™ EPS Recycling System

Our StyroSolve™ system for recycling EPS is a complete polystyrene recycling process utilizing StyroSolve™, our safe, environmentally-friendly solvent. Scrap EPS is inserted into the StyroSolve Reducer™ (the “Reducer”), consisting of a chipper that shreds the EPS into small pieces and blows them into a tank, which has been half filled with Solvent. When the EPS mixes with the Solvent, the EPS’s volume is reduced by as much as 95%. The resulting reduced EPS substance is called Polygel™ (“Gel”). The Gel is heavier than the solvent and falls to the bottom of the tank, leaving the Solvent on the top of the tank to contact and mix with additional EPS chips as they are added.

As EPS is continually added to the tank, the amount of Gel in the tank increases, and the amount of Solvent in the tank decreases. Eventually, the tank is completely filled with Gel, at which time the Gel may be transferred to the StyroSolve Extruder™ (the “Extruder”). The Extruder is a system located in a centralized recycling plant, or processing center, which takes Gel as input, filters out impurities, and separates it into its primary component products:  polystyrene pellets (“Pellets”) and Solvent, both ready to be reused. This closed-loop system filters out contaminates and recaptures over 98% of the Solvent used to create the Gel.

When Gel is pumped from a tank into the Extruder, it is heated in order to decrease the viscosity of the Gel, allowing for movement through the system without undue strain on the pumps. The Gel then passes through a series of filters that filter out increasingly smaller impurities. This filtration process is what allows us to accept contaminated EPS as recycling input. Once impurities have been filtered from the Gel, the Gel is pumped through a flash tank where gasses are extracted from the mixture. These gasses include the Solvent in its gaseous state. The Solvent is recaptured here and at other vents in the process through distillation and condensation of the gaseous solvent until it returns to its liquid state.

After the initial flash extraction, which removes approximately 50% of the Solvent from the Gel, the thickened Gel enters the Extruder’s mechanical section and is driven forward by twin screws through the barrel of the mechanical section, a metal tube running down the center of the length of the mechanical section. The twin screws serve to move the thickened Gel through the barrel, further mix the Gel, and release small pockets of gasses in the mixture. At several points along the mechanical section, the barrel has vents through which these gasses (both Solvent in its gaseous state and gases from the original EPS manufacturing process) can escape into a condenser, which will recover more of the constituent Solvent. After passing through these flash extraction points, 98.5% of the Solvent has been distilled, condensed, and recaptured; 1.5% of the Solvent has been lost to leakage or evaporation; all of the impurities have been removed; and the remaining Gel is 100% polystyrene. The twin drives push the Polystyrene through a pelletizer at the end of the mechanical section of the Extruder. The end plate on the pelletizer has sixteen small holes through which the polystyrene is pushed into cold water. The resulting pellets are of the same quality and chemical composition as polystyrene pellets formed in the original polystyrene manufacturing process.

We have tested our process for recycling expanded polystyrene only on a small scale in a laboratory environment. We have not tested or utilized this process on a large, commercial scale as described above, utilizing chippers, Tanks, and Extruders. Because we have not yet tested or conducted operations on a commercial scale, we cannot predict technical, operational, or business challenges that may arise as we commence recycling operations on a commercial scale, using large-scale equipment, as described above. We may or may not be able to overcome the challenges that arise and conduct operations successfully on a scale necessary to achieve profitable operations. Thus, this process must be considered unproven technology.

Other Products

In addition to the products and processes we own relating to the recycling of polystyrene, we acquired the rights to six additional products as part of our acquisition of certain assets of International Foam Solutions, Inc.; Trans Global Chemical, LLC; Parliament Holdings, LLC; Parliament Consulting, LLC; Harvey Katz; Claudia Iovino; and Nicholas Iovino on February 14 and 25, 2008.  We do not anticipate that the production and sale of these products will be significant in comparison to our polystyrene recycling operations.  Each of these products has been produced, marketed, and distributed on a very limited basis only to date, and include:

•
Tire Muscle®.  Tire Muscle® is a tire-sealing product designed for large vehicles, such as concrete trucks, eighteen wheelers, and other construction vehicles that are likely to drive in areas where nails, rebar, and other tire hazards exist.  Tire Muscle® can seal a hole in a tire up to three-eighths of an inch in diameter.

•
Dumpster Ease™ and Diaper Ease™ consist of a single proprietary formulation that helps to remove odors in garbage containers, restaurant kitchens, diaper pails and other industrial and residential locations where smells can gather.

•	Nu-Silver, Nu-Brass, and Nu-Chrome are proprietary chemical products designed for the polishing and renewal of silver, brass, and chrome.

Strategy

We have not yet commenced recycling operations.  We intend to recycle EPS and sell the resulting polystyrene pellets to the plastics manufacturing industry for the production of a wide variety of polystyrene products as our primary line of business.

Competition

Competition in the field of polystyrene recycling is not intense at this point, but may increase in the future. Our goal is to collect used EPS, recycle the EPS, and sell the resulting polystyrene pellets, activities in which we may experience significant competition from other polystyrene recycling companies, or from polystyrene manufacturing companies. At this time, we are not aware of any other commercial entity that is researching or developing techniques for the recycling of polystyrene utilizing methods similar to ours. Different methods of polystyrene recycling are being used in a variety of other applications. The following are polystyrene recycling companies known to us.

•
Demand Foam Cutting Systems sells a foam densifier that reduces waste foam by grinding and then melting foam into a recyclable patty polystyrene that is 1/80th the volume of the original scrap foam. The resulting plastic patty has limited uses when recycled, however, because the heat used in the reduction changes the chemical properties of the EPS. They also sell a product called the Foam GobblerTM that grinds EPS foam into fine pieces 1/4" or less using opposing, rotating knife drums. This allows for easier disposal or re-use of EPS as a filler, but does not recycle the EPS.

•
Dart operates EPS foam recycling centers at their production facilities in Michigan, Pennsylvania, Florida, and Ontario, Canada, capable of reprocessing 12 million pounds of foam products annually. All four facilities have accepted material for recycling from the public since 1990. The company claims their engineers invented "a state-of-the-art process for washing and drying used foam foodservice products." This is significant as traditional methods of recycling EPS (heat and pressure) have been limited to use with very clean EPS. Their four plants receive foam from local schools, community recyclers, supermarkets, hospitals, manufacturing plants, cafeterias, and individuals, then sell their recycled polystyrene in the form of polystyrene pellets to manufacturers who reprocess it into useful products. Dart also utilizes heat and pressure in their recycling process, however, incurring greater energy costs in their recycling process and limiting the utility of their final product.

•
The CyberYard.com/Memphis Foam Recycling offers Midsouth manufacturers and distributors a way to cost-effectively dispose of their surplus or used EPS.  The company will pick up the material on a scheduled or on-demand basis and recycle it locally.  They retrieve and densify white, homogenous EPS and then supply the material to nationwide manufacturers for reuse.  They maintain EPS recycling facilities that can accommodate large quantities of material on a long-term basis.

Intellectual Property

Prior to the Merger, our only intellectual property consisted of our Site.  As a consequence of the Merger, we will no longer pursue the development of our Site and have assigned these assets to our former president who has agreed to indemnify us against any related liabilities.

All of our intellectual property was obtained as a consequence of the Merger.  On February 14, 2008, Blue Earth Delaware, our accounting and operational predecessor, purchased technology and formulas protected by U.S. Patent #5,223,543 #6,743,828 B1, # 7,241,858 B2 and #7321,003 B2. The patents cover the EPS recycling process used by the StyroSolve system. These systems are marketed under the StyroSolve ™ brand name, which is also owned by us.

We also intend to file patent applications for the key technologies underlying our six other products which we have acquired, specifically Tire Muscle®, Dumpster Ease™, Diaper Ease™, Nu-Silver, Nu-Brass, and Nu-Chrome.

We intend to aggressively assert our rights under trade secret, unfair competition, trademark and copyright laws to protect our intellectual property, including product formulas, proprietary manufacturing processes and technologies, product research and concepts, and recognized trademarks. These rights are protected through the acquisition of patents and trademark registrations, the maintenance of trade secrets, the development of trade dress, and, where appropriate, litigation against those who are, in our opinion, infringing these rights.

We are currently consulting with law firms to protect our brand names and product designs. While there can be no assurance that registered trademarks will protect our proprietary information, we intend to assert our intellectual property rights against any infringer. Although any assertion of our rights can result in a substantial cost to, and diversion of effort by, our company, management believes that the protection of our intellectual property rights is a key component of our operating strategy.

Employees

Prior to the Merger, our only employee was our sole officer and director, Randy Weston, who has resigned all positions with us effective upon the Merger on May 16, 2008.  Following the Merger, we have seven full-time employees, including management, administrative support, research staff, and operational personnel. None of our employees are covered by a collective bargaining agreement. We have employment agreements in place for our CEO and corporate secretary, Patricia Cohen; our President and CFO, Paul Slusarczyk; our Senior Director of Research and Development, Harvey Katz; and our Director of Research and Development, Claudia Iovino. We also have a written consulting agreement in place with Richard Iantosca, a chemical specialist whereby we have agreed to pay Mr. Iantosca $3,000 per month in exchange for scientific consulting services.

Governmental Regulation

With the exception of the environmental laws noted below, we are unaware of and do not anticipate having to expend significant resources to comply with any governmental regulations of the recycling industry. We are subject to the laws and regulations of those jurisdictions in which we plan to sell our product, which are generally applicable to business operations, such as business licensing requirements, income taxes and payroll taxes. In general, the collection, recycling, and sale of polystyrene in the United States is not subject to special regulatory and/or supervisory requirements.

Compliance with Environmental Laws

Our business may be subject, in certain instances, to supervision and regulation by state and federal governmental authorities, specifically the U.S. Environmental Protection Agency (“EPA”) and state counterparts. We will comply with all EPA and other requirements for receiving and mixing chemicals and intend to comply with all future regulations and requirements.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

We currently do not have any subsidiaries.

Item 2.   Properties

As a result of the Merger, which was consummated subsequent to the end of the reporting period, we now conduct our operations from our principal office located at 13511 Granville Ave., Clermont, FL, 34711. We lease approximately 11,000 square feet of space for our principal offices and our initial processing center in Clermont, Florida. The lease on this facility, which is filed as Exhibit 10.7 with the report filed on form 8-K on May 16, 2008, indicates that we will make monthly payments of $7,583.33 each month for the first year of the lease, and monthly payments of $9.916.67 each month for years two through five of the lease, at which time the lease will expire. We also lease approximately 5,000 square feet in Del Ray Beach, Florida, for our initial transfer station. We are subleasing this facility from Parliament Holdings, LLC, on a month-to-month basis through an oral agreement with the landlord whereby we pay $4,636.50 per month to lease the facility.

We have not yet commenced our recycling operations, and we do not own or lease any other significant property.

Item 3.   Legal Proceedings

We are not a party to any pending legal proceedings where any officer, director, affiliate of owner of 5% or more of our common stock is adverse to us or where the amount of damages claimed, exclusive of interest and costs, exceeds ten percent of our current assets. Pursuant to the terms of the Merger, responsibility for any liability emerging from our pre-merger business relies wholly with our pre-merger management.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the quarter ended March 31, 2008.

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

Our authorized capital stock consists of 74,500,000 shares of common stock, $0.001 par value per share, and 500,000 shares of preferred stock, $0.001 par value per share. Immediately following the Merger on May 16, 2008, there were 24,559,300 shares of our common stock, 400,000 shares of our Series A Preferred Stock, and 80,500 shares of our Series B Preferred Stock issued and outstanding.

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by the FINRA. The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. As of May 16, 2008, our shares were quoted on the OTCBB under the symbol “RMHL.” We anticipate that our symbol will change in the near future as a result of the change in the Company’s name to “Blue Earth Solutions, Inc.”

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending March 31, 2008
Quarter Ended	High $	Low $
March 31, 2008	0	0
December 31, 2007	0	0
September 30, 2007	0	0
June 30, 2007	0	0

Quarter Ended	High $	Low $
March 31, 2007	0	0
December 31, 2006	0	0
September 30, 2006	0	0
June 30, 2006	0	0

Holders of Our Common Stock

As of June 9, 2008, we had 24,134,300 shares of our common stock issued and outstanding, held by 84 shareholders of record.

Dividends

The Company has not declared, or paid, any cash dividends since inception and does not anticipate declaring or paying a cash dividend for the foreseeable future.

Nevada law prohibits our board from declaring or paying a dividend where, after giving effect to such a dividend, (i) we would not be able to pay our debts as they came due in the ordinary course of our business, or (ii) our total assets would be less than the sum of our total liabilities plus the amount that would be needed, if the corporation were to be dissolved at the time of distribution, to satisfy the rights of any creditors or preferred stockholders.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information As of March 31, 2008
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
Equity compensation plans not approved by security holders
Total	0	0	0

(a)	No stock rights exist at March 31, 2008
(b)	No stock rights exist at March 31, 2008
(c)	No stock rights exist at March 31, 2008

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Annual Report contains forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. To the extent that any statements made in this Report contain information that is not historical, these statements are essentially forward-looking. Forward-looking statements can be identified by the use of words such as “expects,” “plans,” “will,” “may,” “anticipates,” believes,” “should,” “intends,” “estimates,” and other words of similar meaning. These statements are subject to risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, without limitation:

· Our limited and unprofitable operating history;
· the ability to raise additional capital to finance our activities;
· legal and regulatory risks associated with the Merger;
· the future trading of our common stock;
· our ability to operate as a public company;
· general economic and business conditions;
· the volatility of our operating results and financial condition; and
·	our ability to attract or retain qualified senior scientific and management personnel.

The foregoing factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Annual Report on Form 10-K.

Information regarding market and industry statistics contained in this Report is included based on information available to us that we believe is accurate. It is generally based on industry and other publications that are not produced for purposes of securities offerings or economic analysis. We have not reviewed or included data from all sources, and cannot assure investors of the accuracy or completeness of the data included in this Report. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services. We do not undertake any obligation to publicly update any forward-looking statements. As a result, investors should not place undue reliance on these forward-looking statements.

Liquidity and Capital Resources

As of March 31, 2008, our accounting predecessor, Blue Earth Delaware, had Current Assets in the amount of $15,150, consisting entirely of Cash and Cash Equivalents. As of March 31, 2008, Blue Earth Delaware had Current Liabilities in the amount of $200,000, consisting of entirely of Notes Payable to Related Parties. This combination of assets and liabilities results in working capital deficit in the amount of $184,850 for Blue Earth Delaware as of March 31, 2008.

As of March 31, 2008, our Unaudited Condensed Combined Pro-Forma Balance Sheet indicates that we had Combined Current Assets of $26,500, Combined Current Liabilities of $212,910, and a Combined Working Capital Deficit of $186,410.

Blue Earth Delaware (our accounting predecessor) closed a private offering on May 8, 2008, subsequent to the preparation of the March 31, 2008 financials, in which it raised $805,000 through the sale of 80,500 shares of its Series B Preferred Stock. We believe that the funds raised through this offering are sufficient for us to open our initial processing center and transfer station and begin operations on a limited basis – with fewer than the optimum number of Tanks, Trailers, and Trucks, with an intention to raise an additional $4 million during the next twelve months in order to provide us with the resources to increase our level of operations and execute on our long-term expansion plan.  We do not presently have sufficient capital to fully proceed with the expansion phase of our business plan.  In connection with raising this additional capital, we will incur appropriate accounting and legal fees.

Results of Operations

Our accounting predecessor, Blue Earth Delaware, generated no revenue for the period from inception (February 5, 2008) through March 31, 2008. During the same period, Blue Earth Delaware incurred operating expenses in the amount of $4,583. Blue Earth Delaware’s total net loss for the period from inception (February 5, 2008) through March 31, 2008 was $4,583.

Our Unaudited Condensed Combined Pro-Forma Statement of Operations indicates that we generated no Revenue for the three months ended March 31, 2008. During the same period, we recorded combined Operating Expenses of $7,380, resulting in a Combined Net Loss of $7,380 for the three months ended March 31, 2008.

Off Balance Sheet Arrangements

As of March 31, 2008, there were no off balance sheet arrangements.

Plan of Operation

THE FOLLOWING DISCUSSION SHOULD BE READ TOGETHER WITH THE INFORMATION CONTAINED IN THE FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS CURRENT REPORT.

The following discussion reflects our plan of operation. This discussion should be read in conjunction with the audited financial statements of Blue Earth Delaware for the fiscal year ended March 31, 2008. This discussion contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including statements regarding our expected financial position, business and financing plans. These statements involve risks and uncertainties. Our actual results could differ materially from the results described in or implied by these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Current Report, particularly under the headings “Forward Looking Statements” and “Risk Factors.”

Overview

As a result of the Merger, which occurred subsequent to the end of the reporting period, we are now primarily engaged in the business of implementing and marketing a practical, economical and safe means of recycling EPS.  We own the StyroSolve™ solvent and the StyroSolve™ system, both of which are necessary to implement our Process for recycling EPS. We intend to collect scrap EPS from a variety of locations, reduce it to Gel at our transfer stations, and transport it to our processing centers where it will be converted into Pellets and sold.

Business of Blue Earth

We intend to generate revenues primarily by selling recycled EPS in the form of polystyrene pellets to manufacturers of polystyrene products. In addition, we may receive fees from some recycling customers to collect their EPS waste. We have not yet commenced recycling operations.

EPS Collection and Processing - Hubs and Spokes

We intend to use a hub and spoke operational structure for the collection and processing of EPS. The hubs will be processing centers that will contain one or more Extruders for the processing of Gel into Pellets and Solvent. The spokes will be transfer stations, which will collect and process EPS into Gel both on site and through mobile processing trucks. We have leased a facility in Clermont, Florida, which we intend to utilize as a processing center. The lease on this facility, which is filed as Exhibit 10.7 with the report filed on form 8-K on May 16, 2008, indicates that we will make monthly payments of $7,583.33 each month for the first year of the lease, and monthly payments of $9.916.67 each month for years two through five of the lease, at which time the lease will expire. We have also leased a facility in Del Ray Beach, Florida, which we intend to use as a transfer station.  We are subleasing this facility from Parliament Holdings, LLC, on a month-to-month basis through an oral agreement with the landlord whereby we pay $4,636.50 per month to lease the facility.

We intend to purchase or lease two trucks with 2,000 – 3,000 gallon tanks (the “Trucks”), two 7,500 gallon tanker trailers that connect to semi diesel cabs (the “Trailers”), and two 5,000 – 16,000 gallon storage tanks (the “Tanks”) for each transfer station. The Trucks will be used to travel to pickup locations within 100 miles of the transfer facility. We intend to schedule pickups of EPS with companies who have a specific need as well as regular pickups from recycling containers we intend to place with businesses as well as at a variety of public locations.  The Trucks will leave the transfer station with their tanks half filled with solvent. At each pickup location, the Truck driver will set up the EPS chopper and feed scrap EPS into the chopper, which will blow chopped EPS into the top of the Truck’s tank where it will be converted into Gel as described earlier in this Report. Each Truck will then travel to its next pickup location. The agitation that will naturally occur from driving a half-full tank around will expose more of the surface area of the EPS to the solvent, thus aiding in the conversion of the EPS to Gel.

At the end of the work day, the Trucks will return to the transfer station and pump the EPS they have collected as Gel into one of the Trailers. Between three and six days per week, depending upon how quickly the Trailer fills, a diesel cab will bring Trailer of Solvent from the processing center to the transfer station and will then take a Trailer full or nearly full of Gel from the transfer station to the processing center. The Gel from the Trailer will be transformed at the processing center into Solvent and Pellets through the Extrusion Process as discussed in the Description of Business section above. At the transfer station, the Solvent will be pumped from the Trailer into the Trucks and, if necessary, one of the Tanks. When the Trailer is empty of Solvent, it will be filled with Gel from Trucks and hauled back to the processing center where the process will begin again. Because the Solvent is a component of the Gel, there’s no concern with cross-contamination and no need to clean the Trailers, Trucks, or Tanks when their contents change between Solvent and Gel.

As indicated previously, we have performed this process only on a small scale in a laboratory environment. We have not tested this process on a large, commercial scale as described above. Because we have not yet conducted operations on a commercial scale, we cannot predict technical, operational, or business challenges that may arise as we commence recycling operations on a commercial scale, using chippers, Trucks, Tanks, and Extruders, as described above. We may or may not be able to overcome the challenges that arise and conduct operations successfully on a scale necessary to achieve profitable operations. Therefore, this must be considered an unproven technology and a high-risk business plan.

Anticipated Expenses in the next twelve months

Over the next twelve months, we intend to begin operations at our processing center in Clermont, Florida and our transfer station in Del Ray Beach, Florida. We are further considering, should business conditions dictate and our resources permit, opening transfer stations in Hialeah, Ft. Meyers, Lakeland, Gainesville, Tallahassee, and Pensacola, Florida.

We anticipate that the approximate expenses associated with opening and operating our processing center for twelve months and opening and operating each of our transfer stations for twelve months will be as follows:

Processing Center

Item	Cost
Lease / Mortgage Payment ($7,583.33 / month)	$91,000
Trailers (2 x $30,000)	$60,000
Trucks (2 x $2,000/mo lease x 12 months)	$48,000
Storage Tanks – 10,000 gallons (8 x $40,000)	$320,000
Solvent (6,000 gallons x $10 per gallon)	$60,000
Extruder	$95,000
Pelletizer	$67,500
Engineering Costs to Assemble Extruder	$60,000
Plumbing Costs to Assemble Extruder	$20,000
Power and Other Utilities ($13,000 / month x 12 months)	$156,000
Plant Staff (8 employees per shift x 3 shifts)	$921,600
Plant Manager	$40,000
Equipment Maintenance	$30,000
Total	$1,969,100

Transfer Station

Item	Cost
Lease / Mortgage Payment ($4,636.50 / month)	$55,638
Trailers (2 x $30,000)	$60,000
Trucks (2 x $2,000/mo lease x 12 months)	$48,000
Storage Tanks – 10,000 gallons (8 x $40,000)	$320,000
Solvent (6,000 gallons x $10 per gallon)	$60,000
Power and Other Utilities ($ 1,000/ month x 12 months)	$12,000
Staff (4 employees per shift x 2 shifts)	$184,200
Total	$739,838

We expect to incur $937,500 in other expenses in the first twelve months of operation and annually thereafter include: Salaries for our President, CEO, Development Director, Senior Development Director, and Accountant, totaling $522,000 annually; office supplies, phones, and miscellaneous expenses totaling $48,000 annually; marketing and public relation costs of $270,000 annually, including three staff members; and legal and accounting fees totaling $97,500 annually.

As described above, we anticipate that we will require approximately $3,646,438 in order to fully implement our business plan in the next twelve months. We believe that we have sufficient funds to open our initial processing center and transfer station and begin operations on a limited basis – with fewer than the optimum number of Tanks, Trailers, Trucks, and employees listed above. As we generate revenue through operations or financing, we plan on purchasing or leasing additional equipment and increasing the level of operations. When our first processing center and transfer station are open and fully operational, we will seek to open additional transfer stations, as indicated above, to supply Gel to the Clermont processing center. After the Clermont processing center and its associated transfer stations are operating successfully, we intend to use that as a model to aid us both in replicating the operations in other metropolitan areas throughout the United States, and in raising additional capital to fund this expansion if we determine that such expansion is indicated and such financing is required.

Plan for other Products and Services

In addition to our recycling operations, we produce six other products on a very limited basis, including Tire Muscle®, Dumpster Ease™, Diaper Ease™, Nu-silver, Nu-Brass, and Nu-Chrome.  These products have a limited customer base and have not been heavily marketed or distributed. We intend to continue producing small amounts of these products for existing customers while seeking other companies or individuals that may wish to purchase the rights to these products.

Marketing Plan & Sales Strategy

We have not yet commenced recycling operations.

Our goal is to become the industry leader in the recycling of polystyrene. Our initial marketing efforts will focus on acquiring EPS for recycling and re-sale as Pellets. We will attempt to build relationships that will aid us in acquiring scrap EPS from the construction industry, the packaging industry, local and state governments, military bases and vessels, and the food services industry. Our executive management will initially be responsible for contacting and creating relationships with decision-makers within these areas. They will present information regarding the fiscal, environmental, and public relations impact of utilizing our services.

We also intend to increase public awareness of our company and our Process to create public support for our services. We intend to use Internet-based and traditional media to accomplish this. If the general public supports our efforts for environmental reasons, we feel that the likelihood of large organizations utilizing our services increases significantly. We also intend to work closely with trade groups, including the International Expanded Polystyrene recycling Association (“INEPSA”) and the Alliance of Foam Packaging Recyclers (“AFPRA”) to introduce the technology to the industry. By coordinating our public awareness campaigns with theirs, we feel we can educate a broader audience regarding the recycling of EPS in general, and regarding our services in particular.

We also plan on attending relevant national events and conferences. There are events and conferences managed by national institutions and organizations to promote their respective industries. We plan to attend a number of events attended by the organizations mentioned above that generate a large amount of scrap EPS. These events will include trade meetings, promotional events, seminars, and conferences, which are heavily attended by decision-makers within those industries, in order to further expose our services.

We intend to work with landfills serving the areas around our processing center and transfer stations. By intercepting EPS bound for the landfill, we believe that we can extend the life of the landfill and reduce the environmental impact of EPS. Similarly, we will work to provide EPS recycling on a residential level in communities where there is already a residential recycling pick-up program in place. In such cases, we will attempt to partner with those companies that are already picking up paper, aluminum, and glass products, allowing them to add EPS to their list of recyclable material and providing additional scrap EPS for us.

In addition to acquiring scrap EPS to recycle into Pellets, we will need to sell the Pellets, which we will produce. The market for polystyrene pellets, however, is open and well-established. While we plan to expend as much effort as we deem necessary to sell our Pellets, demand within the plastics manufacturing industry is such that we do not anticipate any difficulties in selling our Pellets. Polystyrene pellets are the same regardless of the supplier and prices are relatively fixed. Our executive management will work to establish contacts within the industry to ensure that we are able to participate in this market in a profitable manner. By working closely with companies that manufacture products from polystyrene, we will also be able to provide a public relations boost to these partners, as they will be able to promote their products as both recycled and recyclable. These types of partnerships should further ensure a steady market for our Pellets.

Sales Personnel

We do not currently employ any sales personnel. In the short term, we intend to use the services of our executive management to sell our services and products. As the area in which our services and products are offered expands, however, we plan to employ regional sales representatives to promote and sell our recycling services to governments, companies, and the general public. These sales representatives will be responsible for soliciting, selecting and securing accounts within a particular regional territory. We expect to pay such sales representatives on a commission basis. In addition, we may decide to pay each sales representative a base salary. We expect to provide service and support to our sales representatives, including advertising and sales materials.

Financing

We anticipate that we will require approximately $3,646,438 in order to fully implement our business plan in the next twelve months. The recent private placement by Blue Earth Delaware of 80,500 shares of its Series B Preferred Stock for $805,000 allows us to begin implementing our near-term business plan on a limited basis. Over the next twelve months, we intend to raise an additional $4,000,000 in order to completely implement our business plan and, to the extent business conditions warrant and our resources permit, to expand our operations and open additional processing centers and transfer stations in other geographic areas throughout the United States.  We do not presently have sufficient capital to fully proceed with any such expansion.  In connection with raising this additional capital, we will incur appropriate accounting and legal fees. Should our revenues be sufficient to cover the costs of any such expansion, we will not seek additional financing.

Governmental Regulation

With the exception of the environmental laws noted below, we are unaware of and do not anticipate having to expend significant resources to comply with any governmental regulations of the recycling industry. We are subject to the laws and regulations of those jurisdictions in which we plan to sell our product, which are generally applicable to business operations, such as business licensing requirements, income taxes and payroll taxes. In general, the collection, recycling, and sale of polystyrene in the United States is not subject to special regulatory and/or supervisory requirements.

Compliance with Environmental Laws

The business may be subject, in certain instances, to supervision and regulation by state and federal governmental authorities, specifically the U.S. Environmental Protection Agency (“EPA”) and state counterparts. We will comply with all EPA and other requirements for receiving and mixing chemicals and intend to comply with all future regulations and requirements.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 of the Financial Statements.

Item 8.   Financial Statements and Supplementary Data

Index to Financial Statements:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm;

F-2	Consolidated Balance Sheet as of March 31, 2008 Pro Forma Consolidated Balance Sheet as of March 31, 2008;

F-3	Statements of Operations for the period from Inception (February 5, 2008) through March 31, 2008 and Pro Forma Consolidated Statements of Operations for the three month period ending March 31, 2008;

F-4	Statement of Stockholders’ Equity;

F-5	Statements of Cash Flows for the period from Inception (February 5, 2008) through March 31, 2008;

F-6	Notes to Consolidated Financial Statements.

MOORE & ASSOCIATES, CHARTERED
           ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Blue Earth Solutions, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of Blue Earth Solutions, Inc. (A Development Stage Company) as of March 31, 2008, and the related statements of operations, stockholders’ equity and cash flows for the period ended March 31, 2008 and since inception on February 5, 2008 through March 31, 2008. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blue Earth Solutions, Inc. (A Development Stage Company) as of March 31, 2008, and the related statements of operations, stockholders’ equity and cash flows for the period ended March 31, 2008 and since inception on February 5, 2008 through March 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 5 to the financial statements, the Company has an accumulated deficit of $4,583 as of March 31, 2008.  The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues as stated in Note 5.  This raises substantial doubt as to the Company’s ability to continue as going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
May 1, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

BLUE EARTH SOLUTIONS, INC.
(A Development Stage Company)
Balance Sheet

ASSETS

March 31, 2008

CURRENT ASSETS

Cash and cash equivalents	$15,150

Total Current Assets	15,150

FIXED ASSETS

Property and equipment, net	545,417

Total Fixed Assets	545,417

TOTAL ASSETS	$560,567

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Notes payable - related parties	$200,000

Total Current Liabilities	200,000

STOCKHOLDERS' EQUITY

Preferred stock, Series A, $0.0001 par value, 10,000,000 shares authorized, 400,000 shares issued and outstanding	400
Preferred stock, Series B, $0.0001 par value, 5,000,000 shares authorized, 36,500 shares issued and outstanding	37
Common stock, $0.0001 par value, 100,000,000 shares authorized, 7,000,000 shares issued and outstanding	7,000
Additional paid-in capital	357,713
Deficit accumulated during the development stage	(4,583)

Total Stockholders' Equity	360,567

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$560,567

The accompanying notes are an integral part of these financial statements.

BLUE EARTH SOLUTIONS, INC.
(A Development Stage Company)
Statement of Operations

From Inception on February 5, 2008 Through March 31, 2008

REVENUES	$-

OPERATING EXPENSES

Depreciation expense	4,583
General and administrative	-

Total Operating Expenses	4,583

LOSS FROM OPERATIONS	(4,583)

OTHER EXPENSES

Interest expense	-

Total Other Expenses	-

NET LOSS BEFORE INCOME TAXES	(4,583)

Income taxes	-

NET LOSS	$(4,583)

BASIC LOSS PER COMMON SHARE	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3,518,250

The accompanying notes are an integral part of these financial statements

BLUE EARTH SOLUTIONS, INC.
(A Development Stage Company)
Statement of Stockholders' Equity

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, February 5, 2008	-	$-	-	$-	$-	$-	$-

Common shares issued to founders	-	-	7,000,000	7,000	(6,850)	-	150

Preferred shares issued to founders	400,000	400	-	-	(400)	-	-

Preferred shares issued in a private placement at $10 per share	36,500	37	-	-	364,963	-	365,000

Net loss from inception through March 31, 2008	-	-	-	-	-	(4,583)	(4,583)

Balance, March 31, 2008	436,500	$437	7,000,000	$7,000	$357,713	$(4,583)	$360,567

The accompanying notes are an integral part of these financial statements.

BLUE EARTH SOLUTIONS, INC.
(A Development Stage Company)
Statement of Cash Flows

From Inception on February 5, 2008 Through March 31, 2008

OPERATING ACTIVITIES

Net income (loss)	$(4,583)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Depreciation expense	4,583
Shares issued for services	-

Net Cash Used in Operating Activities	-

INVESTING ACTIVITIES

Purchase of property and equipment	(350,000)

Net Cash Used in Investing Activities	(350,000)

FINANCING ACTIVITIES

Proceeds from notes payable	-
Issance of preferred shares for cash	365,150

Net Cash Provided by Financing Activities	365,150

NET DECREASE IN CASH	15,150

CASH AT BEGINNING OF PERIOD	-

CASH AT END OF PERIOD	$15,150

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-
Income taxes	$-

NON CASH FINANCING ACTIVITIES:

Equipment purchased for preferred stock and note payable	$200,000

The accompanying notes are an integral part of these financial statements.

BLUE EARTH SOLUTIONS, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2008

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
Blue Earth Solutions, Inc. (the Company) was incorporated in the State of Delaware on February 5, 2008. The Company was incorporated to engage in the recycling business. The Company purchased patents used to develop and market a practical, economical and environmentally safe means of disposing of and recycling certain polystyrene and expended polystyrene products.

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

Basic (Loss) per Common Share
Basic (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are 2,000,009 in such common stock equivalents outstanding as of March 31, 2008.

From Inception on February 5, 2008 Through March 31, 2008
Loss (numerator)	$(4,583)
Shares (denominator)	3,518,250
Per share amount	$(0.00)

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

Income Taxes
The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes
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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to the net loss before provision for income taxes for the following reasons:

March 31, 2008
Income tax expense at statutory rate	$(1,787)
Common stock issued for services	-
Valuation allowance	1,787
Income tax expense per books	$-

Net deferred tax assets consist of the following components as of:

March 31, 2008
NOL carryover	$1,787
Valuation allowance	(1,787)
Net deferred tax asset	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $4,583 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

Impairment of Long-Lived Assets
The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Accounting Basis
The basis is accounting principles generally accepted in the United States of America.  The Company has adopted a December 31 fiscal year end.

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-based compensation.
As of March 31, 2008, the Company has not issued any share-based payments to its employees.

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

The FASB has revised SFAS No. 141.  This revised statement establishes uniform treatment for all acquisitions.  It defines the acquiring company.  The statement further requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, measured at their fair market values as of that date.  It requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquired, at the full amounts of their fair values. This changes the way that minority interest is recorded and modified as a parent’s interest in a subsidiary changes over time.  This statement also makes corresponding significant amendments to other standards that related to business combinations, namely, 109, 142 and various EITF’s.  This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company believes the implementation of this standard will have no effect on our financial statements.

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of March 31, 2008.

2.           PREFERRED STOCK – SERIES A
There are Ten Million (10,000,000) shares of Preferred Series A stock authorized with a par value of $0.0001.

The issued “Series A Preferred Stock” is referred to herein as the “Series A Preferred Stock.”

1.	Amount. The number of shares issued constituting Series A Preferred Stock shall be 400,000.

2.	Stated Capital. The amount to be represented in stated capital at all times for each share of Series A Preferred Stock shall be $16.50.

3.
Rank.  All shares of Series A Preferred Stock shall rank prior to all of the Corporation’s Common Stock, par value $.0001 per share (the “Common Stock”), now or hereafter issued, both as to payment of dividends and as to distributions of assets upon liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary. For the purpose of these Articles, the term “Common Stock” shall initially mean the class designated as Common Stock, par value $.0001 per share, of the Corporation subject to adjustment as hereinafter provided.

4.
Dividends.  The dividend shall be payable annually to the holders of shares of Series A Preferred Stock at the option of the Corporation in cash or common stock valued at the average closing price of the stock for the twenty (20) trading days subsequent to dividend due date. The dividend rate is eight (8%) percent of the stated value (“Stated Value”) per share of the shares of Series A Preferred Stock not to exceed one (1%) percent of gross revenues as set forth in the Corporation’s financial statements, but not less then 2% of stated value of outstanding balance of the Series A Preferred. Stated Value is defined as $16.50 per outstanding share of Series A Preferred Stock.

5.           Liquidation Preference.

(a)	The liquidation value of shares of this Series, in case of the voluntary or involuntary liquidation, dissolution or winding-up of the Corporation, shall be $16.50 per share.
(b)
In the event of any voluntary or involuntary liquidation, dissolution or winding-up of the Corporation, the holders of shares of this Series shall be entitled to receive the liquidation value of such shares held by them until the liquidation value of all shares of Series A Preferred Stock shall have been paid in full.  Upon payment in full of the liquidation value to

2.           PREFERRED STOCK – SERIES A (Continued)

which the holders of shares of the shares of Series A Preferred Stock are entitled, the holders of shares of this Series will not be entitled to any further participation in any distribution of assets by the Corporation.

(c)
Neither a consolidation or merger of the Corporation with or into any other corporation, nor a merger of any other corporation with or into the Corporation, nor a sale or transfer of all or any part of the Corporation’s assets for cash or securities or other property shall be considered a liquidation, dissolution or winding-up of the Corporation’s within the meaning of this Paragraph 5.

6.	Voting Rights. The shares of Series A Preferred Stock shall have no voting rights,

7.
Redemption.  The shares of Series A Preferred Stock are redeemable at the option of the Corporation in cash at $16.50 per share or in shares of common stock in the ratio of five (5) shares of common stock for each share of Series A Preferred Stock redeemed. No redemption of Series A Preferred Stock shall be made in shares of common stock unless the common stock is trading at an average of $6.00 for a period of least twenty (20) consecutive days prior to the redemption. The Corporation shall send a notice redemption at least 30 days prior to the date of redemption; and the holder may convert the Series A Preferred Stock in shares of Common Stock pursuant to paragraph 8 below at any time prior to the date of redemption as specified in the notice of redemption.

8.           Conversion Provisions.

(a)
Conversion at Option of the Holders.  Each share of Series A Preferred Stock shall be convertible, at the option of the holder thereof, at any time on or after the date of issue, into fully paid and non-assessable shares of Common Stock and such other securities and property as hereinafter provided, at the rate of five (5) shares of Common Stock for each full share of Series A Preferred Stock (“Conversion Ratio”) subject to adjustment in the event of a stock split or recapitalization.

(b)
Mechanics of Conversion.  Any holder of shares of Series A Preferred Stock desiring to convert such shares into Common Stock shall surrender the certificate or certificates for such shares of Series A Preferred Stock at the office of the transfer agent which certificate or certificates shall be duly endorsed or accompanied by proper instruments of , accompanied by irrevocable written notice to the Corporation that the holder elects so to convert such shares of Series A Preferred Stock and specifying the name or names (with address) in which certificates are to be issued.

3.           PREFERRED STOCK – SERIES B
There are Five Million (5,000,000) shares of Series B Preferred Stock authorized with a par value of 0.0001 per share, 36,500 of which have been issued.

Each Preferred Share has voting rights of one vote per share, is convertible to six
Common Shares of the Company (“Common Shares”), carries a liquidation value of $10 per share, and bears a cumulative annual dividend of $1 per share, payable quarterly, which increases to $1.30 per share if the cash dividend is not paid within 30 days of the end of each quarter. In the event a dividend is not paid by
January 30 next following the year for which such dividend has accrued, the dividend will be payable in Common Shares valued at the average closing price for the preceding twenty trading days. The Preferred Shares are callable by the Company upon 30 days’ notice at $10.00 per share during which time the holder may convert into common shares.

Upon conversion of the Preferred Shares into Common Shares, each holder will in addition to receive two warrants for each Preferred Share converted, exercisable into common shares at $4.00 per share until December 31, 2010. The Warrants are callable by the Company upon thirty days’ notice in the event the Common Shares trade for the ten trading days preceding such notice at or above $6.00 per share Holders may exercise their warrants during the notice period.

4.           COMMON STOCK

There are a total of One Hundred Million (100,000,000) shares of common stock authorized with 7,000,000 outstanding having a par value of $0.0001 per share.  The Company issued the 7,000,000 shares to its founders at its inception.

5.           GOING CONCERN
The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company has accumulated deficit of $4,583 as of March 31, 2008.  The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

6.           NOTES PAYABLE-RELATED PARTIES

In March 2008, the Company purchased manufacturing equipment from a preferred shareholder for cash of $350,000 and a note payable of $200,000. The note payable is due in 6 months, is non interest bearing and secured by the equipment.

7.           EQUIPMENT

The Company’s equipment is recorded at cost and is being depreciated over its estimated useful life of 5 years using the straight line method. Depreciation expense for the period ended March 31, 2008 was $4,583.

The components of equipment as of December 31, 2007 are as follows:

Manufacturing equipment	$550,000
Less: Accumulated depreciation	(4,583)

Net Property and Equipment	$545,417

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 304(b) of Regulation S-K during the fiscal year ending March 31, 2008.  However, the audit report of our auditor, Moore & Associates, Chartered, Independent Registered Public Accounting Firm, for the year ended March 31, 2008, contains and uncertainty about our ability to continue as a going concern.

Item 9A.  Controls and Procedures

Management’s Report On Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. This rule defines internal control over financial reporting as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. Based on this evaluation, our management has concluded that our disclosure controls and procedures adequately ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The evaluation did not identify any change in our internal control over financial reporting that occurred during the fiscal year ended March 31, 2008 that has materially affected or is reasonably likely to materially affect our internal control over such reporting.

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

Item 9B.  Other Information

There was no information required to be disclosed in a report on a form 8-K during the fourth quarter of the year covered by this Form 10-K, which was not reported.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance.

The following table sets forth information regarding the members of our board of directors and our executive officers and other significant employees as of the date of the Merger on May 16, 2008. All of our officers and directors were appointed on the effective date of the Merger, and were the executive officers and directors of Blue Earth Delaware, our accounting acquirer as of March 31, 2008. All of our directors hold office until the next annual meeting of stockholders and their successors are duly elected and qualify. Executive officers serve at the request of the board of directors.

Name	Age	Office(s) Held
Patricia Cohen	54	CEO, Secretary, & Director
Paul Slusarczyk	61	President, CFO & Director
Sharon Slusarczyk	51	Director
Harvey Katz	61	Director

Set forth below is a brief description of the background and business experience of our current executive officers and directors.

Paul D. Slusarczyk has been President, Chief Financial Officer, and a Director of Blue Earth Delaware since its inception, and our President Chief Financial Officer, and Director since May 16, 2008.  Prior to joining Blue Earth Solutions, Paul spent one year as Vice President of HealthFair, a mobile medical screening company designing purchasing policies and focused heavily on vehicle preventative maintenance.  Between 2002 and 2006, he was CFO and a member of the board of directors of San Ignacio Development Company, focusing on the development of a major resort complex on the west coast of Mexico near the City of Los Mochis.  He was Senior Vice President of Food Services of the Americas, Inc., the White Castle Hamburger restaurant franchisee in Mexico, from November 1999 until March of 2001 and a member of its Board of Directors from November 1995 until March of 2001.  He served as its Chairman of the Board and President from its inception in November 1995 until November 1999. He served as Chairman of the Board of White Castle de Mexico, S.A. de C.V. from September 1994 until December 1997.  From 1993 until joining Food Services of the Americas, Inc. upon its formation, Mr. Slusarczyk was Managing Director of Grupo Mexicano de Video, S.A. de C.V. (“Grupo Mexicano”), a master Blockbuster franchisee for Mexico.  From 1987 through 1992, Mr. Slusarczyk was the Managing Director of Blockbuster Video, a wholly-owned subsidiary of Blockbuster Entertainment.  From 1983 until 1987, Mr. Slusarczyk owned and operated a chain of video stores that was subsequently acquired by Blockbuster Entertainment.  In addition, Mr. Slusarczyk was Senior Director of Finance for Waste Management, Inc., a corporation engaged in international waste disposal, from 1971 until 1983 and was part of a team that built a city to house 4,000 workers.

Patricia Cohen has been the Chief Executive Officer, Secretary and a Director of Blue Earth Delaware since its inception, and our Chief Executive Officer, Secretary and Director since May 16, 2008. Prior to joining Blue Earth Delaware, Mrs. Cohen was retired, focusing on managing family assets. From 2000 until 2004, she was a partner in Westfield Financial. Prior to that she was a member of the Board of Directors of Alpha Hospitality (1993-1997); the owner of The Restaurant at 625 Main, Classic Catering, and La Dolce Sera Restaurant (2000-2005); and a principal in Regent Air (1983-1987). Mrs. Cohen earned Bachelor’s and Master’s degrees in Education from Long Island University, graduating Summa Cum Laude.

Sharon Slusarczyk has been a Director of Blue Earth Delaware since its inception, and our Director since May 16, 2008. Mrs. Slusarczyk was a manager at UFC Title Insurance Agency from 2005 until 2007 where her responsibilities included planning and stimulating growth as well as daily operational tasks. Prior to that, she owned and operated All American Title from 2002 until 2005 where she managed all staff members and office operations.

Harvey Katz, Ph.D. has been a Director of Blue Earth Delaware since its inception, and our Director since May 16, 2008.  Dr. Katz is the holder of and co-inventor of several patents acquired by the company.  For the past 15 years, Dr. Katz was CEO of International Foam Solutions where he refined the patented processes to recycle polystyrene and created Tire Muscle.  Dr. Katz has been published in 23 technical and scholastic journals and lecturers at the university level.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers with the exception of Paul and Sharon Slusarczyk, who are husband and wife.

Involvement in Certain Legal Proceedings

To  the best of our knowledge, during the past five years, none of the following  occurred  with  respect  to a present or former director, executive officer, or  employee: (1) any bankruptcy petition filed by or against any business  of which such person was a general partner or executive officer either at  the  time  of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal  proceeding  or  being subject to a pending criminal proceeding  (excluding  traffic  violations and other minor offenses); (3) being subject  to  any order, judgment or decree, not subsequently reversed, suspended or  vacated,  of  any  court  of  competent  jurisdiction,  permanently  or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in  any  type of business, securities or banking activities; and (4) being found by  a  court  of  competent  jurisdiction  (in  a  civil action), the SEC or the Commodities  Futures  Trading  Commission  to  have  violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee

We do not have a separately-designated standing audit committee. The entire Board of Directors performs the functions of an audit committee, but no written charter governs the actions of the Board when performing the functions of what would generally be performed by an audit committee. The Board approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the Board reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

Nomination Committee

Our Board of Directors does not maintain a nominating committee. As a result, no written charter governs the director nomination process. Our size and the size of our Board, at this time, do not require a separate nominating committee.

When evaluating director nominees, our directors consider the following factors:

•	The appropriate size of our Board of Directors;
•	Our needs with respect to the particular talents and experience of our directors;
•
The knowledge, skills and experience of nominees, including experience in finance, administration or public service, in light of prevailing business conditions and the knowledge, skills and experience already possessed by other members of the Board;

•	Experience in political affairs;
•	Experience with accounting rules and practices; and
•	The desire to balance the benefit of continuity with the periodic injection of the fresh perspective provided by new Board members.

Our goal is to assemble a Board that brings together a variety of perspectives and skills derived from high quality business and professional experience. In doing so, the Board will also consider candidates with appropriate non-business backgrounds.

Other than the foregoing, there are no stated minimum criteria for director nominees, although the Board may also consider such other factors as it may deem are in our best interests as well as our stockholders. In addition, the Board identifies nominees by first evaluating the current members of the Board willing to continue in service. Current members of the Board with skills and experience that are relevant to our business and who are willing to continue in service are considered for re-nomination. If any member of the Board does not wish to continue in service or if the Board decides not to re-nominate a member for re-election, the Board then identifies the desired skills and experience of a new nominee in light of the criteria above. Current members of the Board are polled for suggestions as to individuals meeting the criteria described above. The Board may also engage in research to identify qualified individuals. To date, we have not engaged third parties to identify or evaluate or assist in identifying potential nominees, although we reserve the right in the future to retain a third party search firm, if necessary. The Board does not typically consider shareholder nominees because it believes that its current nomination process is sufficient to identify directors who serve our best interests.

Section 16(a) Beneficial Ownership Reporting Compliance

To the best of our knowledge, no officer, director or beneficial owners of more than ten percent of our common stock failed to timely file reports required by Section 16(a) during the most recent fiscal year or prior years.

Code of Ethics Disclosure

As of March 31, 2008, we had not adopted a Code of Ethics for Financial Executives, which include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.  Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended March 31, 2008 and 2007.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Patricia Cohen, CEO, Secretary, and Chairman	2008 2007	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a
Paul Slusarczyk, President and CFO	2008 2007	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a	0 n/a
Randy Weston, Former President and CEO	2008 2007	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Narrative Disclosure to the Summary Compensation Table

We have written employment contracts with both of our officers. We have an employment agreement in place with Mrs. Cohen that retains her through February of 2013. According to the terms of the agreement, Mrs. Cohen will receive a starting base salary of $240,000 per year, with a 20% increase each year on the anniversary of her employment agreement. Mrs. Cohen may also receive an annual bonus, payable quarterly equal to 1% of all gross revenues, and will be entitled to participate in any standard employee benefit plans, medical insurance plans, life insurance plans, disability income plans, retirement plans, vacation plans, expense reimbursement plans and other benefit plans which we may from time to time have in effect for all or most of our senior executives.

We also have an employment agreement in place with Mr. Slusarczyk that retains him through February of 2013. According to the terms of the agreement, Mr. Slusarczyk will receive a starting base salary of $240,000 per year, with a 20% increase each year on the anniversary of his employment agreement. Mr. Slusarczyk may also receive an annual bonus, payable quarterly equal to 1% of all gross revenues, and will be entitled to participate in any standard employee benefit plans, medical insurance plans, life insurance plans, disability income plans, retirement plans, vacation plans, expense reimbursement plans and other benefit plans which we may from time to time have in effect for all or most of our senior executives.

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.  The company intends to implement a stock option program for its officers and directors in 2008.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of March 31, 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Patricia Cohen, CEO, Secretary, and Chairman	-	-	-	-	-	-	-	-	-
Paul Slusarczyk, President and CFO	-	-	-	-	-	-	-	-	-
Randy Weston, Former President and CEO	-	-	-	-	-	-	-	-	-

Compensation of Directors

The table below summarizes all compensation of our directors as of March 31, 2008.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Patricia Cohen, CEO, Secretary, and Chairman	-	-	-	-	-	-	-
Paul Slusarczyk, President, CFO, and Director	-	-	-	-	-	-	-
Sharon Slusarczyk, Director	-	-	-	-	-	-	-
Harvey Katz, Director	-	-	-	-	-	-	-
Randy Weston, Former President and CEO	-	-	-	-	-	-	-

Narrative Disclosure to the Director Compensation Table

We do not pay any compensation to our directors at this time. However, we reserve the right to compensate our directors in the future with cash, stock, options, or some combination of the above.

Employment Agreements

We have written employment contracts with both of our officers and other key employees. We have an employment agreement in place with Mrs. Cohen that retains her through February 4, 2013. According to the terms of the agreement, Mrs. Cohen will receive a starting base salary of $240,000 per year, with a 20% increase each year on the anniversary of her employment agreement. Mrs. Cohen may also receive an annual bonus, payable quarterly equal to 1% of all gross revenues, and will be entitled to participate in any standard employee benefit plans, medical insurance plans, life insurance plans, disability income plans, retirement plans, vacation plans, expense reimbursement plans and other benefit plans which we may from time to time have in effect for all or most of our senior executives.

We also have an employment agreement in place with Mr. Slusarczyk that retains him through February 4, 2013. According to the terms of the agreement, Mr. Slusarczyk will receive a starting base salary of $240,000 per year, with a 20% increase each year on the anniversary of his employment agreement. Mr. Slusarczyk may also receive an annual bonus, payable quarterly equal to 1% of all gross revenues, and will be entitled to participate in any standard employee benefit plans, medical insurance plans, life insurance plans, disability income plans, retirement plans, vacation plans, expense reimbursement plans and other benefit plans which we may from time to time have in effect for all or most of our senior executives.

We also have an employment agreement in place with Harvey Katz that retains him through March 24, 2011. According to the terms of the agreement, Dr. Katz will receive a starting base salary of $80,000 per year, for the first year of his employment, up to $120,000 for the second year of his employment, and up to $150,000 for the third year of his employment, with raises in base salary being based on revenues from equipment sales in the previous year. He will also receive royalties of ¼% to 1% of gross sales and a one-time bonus for any new products developed by him while in our employ, and will be entitled to participate in any standard employee benefit plans, medical insurance plans, life insurance plans, disability income plans, retirement plans, vacation plans, expense reimbursement plans and other benefit plans which we may from time to time have in effect for all or most of our employees.

We also have an employment agreement in place with Claudia Iovino that retains her through March 24, 2011. According to the terms of the agreement, Mrs. Cohen will receive a starting base salary of $48,000 per year, for the first year of her employment, up to $60,000 for the second year of her employment, and up to $72,000 for the third year of her employment, with raises in base salary being based on revenues from equipment sales in the previous year. She will also receive royalties of ¼% to 1% of gross sales and a one-time bonus for any new products developed by her while in our employ, and will be entitled to participate in any standard employee benefit plans, medical insurance plans, life insurance plans, disability income plans, retirement plans, vacation plans, expense reimbursement plans and other benefit plans which we may from time to time have in effect for all or most of our employees.

Stock Option Plans

We did not have a stock option plan in place as of March 31, 2008, and we have not adopted one subsequent to the reporting period as of the date of this report filed on form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to us with respect to the beneficial ownership of our Common Stock as of the effective date of the Merger by (1) all persons who are beneficial owners of 5% or more of our voting securities, (2) each director, (3) each executive officer, and (4) all directors and executive officers as a group. The information regarding beneficial ownership of our common stock has been presented in accordance with the rules of the Securities and Exchange Commission. Under these rules, a person may be deemed to beneficially own any shares of capital stock as to which such person, directly or indirectly, has or shares voting power or investment power, and to beneficially own any shares of our capital stock as to which such person has the right to acquire voting or investment power within 60 days through the exercise of any stock option or other right. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing (a) (i) the number of shares beneficially owned by such person plus (ii) the number of shares as to which such person has the right to acquire voting or investment power within 60 days by (b) the total number of shares outstanding as of such date, plus any shares that such person has the right to acquire from us within 60 days.

Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Except as otherwise indicated, all Shares are owned directly and the percentage shown is based on 24,559,300 Shares of Common Stock issued and outstanding as of the effective date of the Merger. Addresses for all of the individuals listed in the table below are c/o Blue Earth Solutions, Inc., 13511 Granville Ave., Clermont, FL 34711.

Title of class	Name and address of beneficial owner (1)	Amount of beneficial ownership	Percent of class(2)
Current Executive Officers & Directors:
Common	Patricia Cohen	9,214,506 Shares	37.52%
Common	Paul Slusarczyk	9,214,506 Shares	37.52%
Common	Sharon Slusarczyk	0 Shares	0.00%
Common	Harvey Katz	3,780,000 Shares	13.42%(3)
Total of All Current Directors and Officers:
More than 5% Beneficial Owners
Common	Claudia and Nic Iovino	2,520,000	9.35%(4)

(1)	Includes shares held directly with sole voting and investment power, unless otherwise indicated.
(2)	Includes shares subject to stock options and warrants that are held by the individual and exercisable within 60 days.
(3)	Includes 3,600,000 shares underlying 240,000 shares of our convertible Series A Preferred Stock beneficially held by Harvey Katz.
(4)	Includes 2,400,000 shares underlying 160,000 shares of our convertible Series A Preferred Stock beneficially held by Claudia and Nic Iovino.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

With the exception of the Merger, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction over the last two years or in any presently proposed transaction which, in either case, has or will materially affect us.

Item 14.   Principal Accountant Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended March 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2008	3,500	$0	$0	$0
2007	0	$0	$0	$0

PART IV

Item 15.   Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
10.1	Employment Agreement of Paul Slusarczyk
10.2	Employment Agreement of Harvey Katz
10.3	Employment Agreement of Claudia Iovino
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)
Incorporated by reference to the Registration Statement on SB-2 filed with the Securities and Exchange Commission on February 5, 2007.  On May 16, 2008, we further amended our articles and bylaws solely to reflect the change in the Company’s name to “Blue Earth Solutions, Inc.”

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Blue Earth Solutions, Inc.

By:	/s/Patricia Cohen
Patricia Cohen Chief Executive Officer, Director June 26, 2008

By:	/s/Paul Slusarczyk
Paul Slusarczyk Chief Financial Officer, Director June 26, 2008

By:	/s/Sharon Slusarczyk
Sharon Slusarczyk Director June 26, 2008

By:	/s/Harvey Katz
Harvey Katz Director June 26, 2008