Form 10-Q
period 2008-06-30
Blue Earth Solutions, Inc.
filed 2008-08-19
CIK 1387983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 333-140438

Blue Earth Solutions, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	26-1909139
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

13511 Granville Ave., Clermont, Florida, 34711
(Address of principal executive offices)

352-729-0150
(Issuer’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes   [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 24,134,300 common shares as of August 19, 2008.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of June 30, 2008 (unaudited);
F-2	Statements of Operations for the three months ended June 30, 2008 and period from February 5, 2008 (Inception) to June 30, 2008 (unaudited);
F-3	Statement of Stockholders’ Equity for period from February 5, 2008 (Inception) to June 30, 2008 (unaudited);
F-4	Statements of Cash Flows for the three months ended June 30, 2008 and period from February 5, 2008 (Inception) to June 30, 2008 (unaudited);
F-4	Notes to Unaudited Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended June 30, 2008 are not necessarily indicative of the results that can be expected for the full year.

BLUE EARTH SOLUTIONS, INC.
(A Development Stage Company)
Balance Sheet

ASSETS
June 30, 2008
(unaudited)
CURRENT ASSETS

Cash and cash equivalents	$142,118
Prepaid expenses	72,941
Accounts receivable	1,010
Inventory	31,949

Total Current Assets	248,018

FIXED ASSETS

Property and equipment, net	642,404

Total Property and Equipment	642,404

TOTAL ASSETS	$890,422

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$12,321
Notes payable - related parties	200,000

Total Current Liabilities	212,321

STOCKHOLDERS' EQUITY

Preferred stock, Series A, $0.0001 par value, 10,000,000 shares authorized, 400,000 shares issued and outstanding	400
Preferred stock, Series B, $0.0001 par value, 5,000,000 shares authorized, 80,500 shares issued and outstanding	81
Common stock, $0.0001 par value, 100,000,000 shares authorized, 24,559,300 shares issued and outstanding	24,559
Additional paid-in capital	807,968
Deficit accumulated during the development stage	(154,907)

Total Stockholders' Equity	678,101

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$890,422

The accompanying notes are an integral part of these financial statements.

BLUE EARTH SOLUTIONS, INC.
(A Development Stage Company)
Statements of Operations
(unaudited)

	For the Three Months Ended June 30, 2008	From Inception on February 5, 2008 Through June 30, 2008

REVENUES	$10,234	$10,234
COST OF SALES	1,343	1,343

Gross Profit	8,891	8,891

OPERATING EXPENSES

Depreciation expense	18,333	22,916
General and administrative	140,882	140,882

Total Operating Expenses	159,215	163,798

LOSS FROM OPERATIONS	(150,324)	(154,907)

OTHER EXPENSES

Interest expense	-	-

Total Other Expenses	-	-

NET LOSS BEFORE INCOME TAXES	(150,324)	(154,907)

Income taxes	-	-

NET LOSS	$(150,324)	$(154,907)

BASIC LOSS PER COMMON SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	24,559,300	24,559,300

The accompanying notes are an integral part of these financial statements.

BLUE EARTH SOLUTIONS, INC.
(A Development Stage Company)
Statement of Stockholders' Equity
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, February 5, 2008	-	$-	-	$-	$-	$-	$-

Common shares issued to founders	-	-	7,000,000	7,000	(6,850)	-	150

Recapitalization	-	-	20,759,300	20,759	7,099	-	27,858

Shares returned and cancelled	-	-	(3,200,000)	(3,200)	3,200	-	-

Preferred shares issued to founders	400,000	400	-	-	(400)	-	-

Preferred shares issued in a private placement at $10 per share	80,500	81	-	-	804,919	-	805,000

Net loss from inception through June 30, 2008	-	-	-	-	-	(154,907)	(154,907)

Balance, June 30, 2008	480,500	$481	24,559,300	$24,559	$807,968	$(154,907)	$678,101

The accompanying notes are an integral part of these financial statements.

BLUE EARTH SOLUTIONS, INC.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

	For the Three Months Ended June 30, 2008	From Inception on February 5, 2008 Through June 30, 2008

OPERATING ACTIVITIES

Net income (loss)	$(150,324)	$(154,907)
Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities:
Depreciation expense	18,333	22,916
Shares issued for services	-	-
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	(72,941)	(72,941)
(Increase) decrease in accounts receivable	(1,010)	(1,010)
(Increase) decrease in inventory	(4,091)	(4,091)
Increase (decrease) in accounts payable and accrued expenses	12,321	12,321

Net Cash Used in Operating Activities	(197,712)	(197,712)

INVESTING ACTIVITIES

Purchase of property and equipment	(115,320)	(465,320)

Net Cash Used in Investing Activities	(115,320)	(465,320)

FINANCING ACTIVITIES

Proceeds from notes payable	-	-
Issance of preferred shares for cash	440,000	805,150

Net Cash Provided by Financing Activities	440,000	805,150

NET DECREASE IN CASH	126,968	142,118

CASH AT BEGINNING OF PERIOD	15,150	-

CASH AT END OF PERIOD	$142,118	$142,118

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income taxes	$-	$-

NON CASH FINANCING ACTIVITIES:

Equipment purchased for preferred stock and note payable	$-	$200,000

The accompanying notes are an integral part of these financial statements.

BLUE EARTH SOLUTIONS, INC.
(A Development Stage Company)
Notes to the Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2008 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2008 audited financial statements.  The results of operations for the period ended June 30, 2008 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has limited revenues and has generated losses from operations.

In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and to develop a consistent source of revenues.  Management’s plans include developing and marketing a practical, economical and environmentally safe means of disposing of and recycling certain polystyrene and expended polystyrene products.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

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

BLUE EARTH SOLUTIONS, INC.
(A Development Stage Company)
Notes to the Financial Statements
NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventory
The Company’s inventory is comprised of chemicals for the recycling of polystyrene.

As of June 30, 2008 inventory consisted of the following:

Raw materials	$31,949
Finished goods	-
Work in process	-
Total	$31,949

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Business Development

We were incorporated on March 28, 2006 as RM Health International, Inc., a Nevada corporation, and we have conducted business under the name “R&M Online Health.” We have been providing an education resource and online purchase facility to the public through our website, www.rmhealthonline.com (our “Site”). During the reporting period, on May 16, 2008, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Blue Earth Solutions, Inc., a privately held Delaware corporation (“Blue Earth Delaware”), and Blue Earth Acquisition, Inc. (“Acquisition Sub”), our newly formed wholly-owned Nevada subsidiary. In connection with the closing of this merger transaction, Blue Earth Delaware merged with and into Acquisition Sub (the “Merger”) on May 16, 2008, with the filing of articles of merger with the Nevada and Delaware secretaries of state.  Subsequently, on May 16, 2008, we merged with our Acquisition Sub in a short-form merger transaction under Nevada law in which we were the surviving entity and, in connection with this short form merger, changed our name to Blue Earth Solutions, Inc., effective May 16, 2008.

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

As a consequence of the Merger, we will be continuing the business of Blue Earth Delaware as our sole business going forward.

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

We have not yet commenced recycling operations.

Plan of Operation

EPS Collection and Processing - Hubs and Spokes

We have found that the demand for our service at our first plant in Clermont does not necessitate the use of the hub and spoke collection procedure because the demand for our services exceeds our expanded capacity at that location within a 100 mile radius.  It also seems to us that the pent up demand for our services will require us to open up more localized processing centers.  Management feels that as we roll out in less densely populated areas that the use of the hub and spoke may be utilized to fulfil the production capability of those locations.  We may, as events develop, still use a hub and spoke operational structure for the collection and processing of EPS in other geographic areas. In that instance, the hubs will be processing centers that will contain one or more Extruders for the processing of Gel into Pellets and Solvent. The spokes will be transfer stations, which will collect and process EPS into Gel both on site and through mobile processing trucks. We have purchased a facility in Clermont, Florida, which we intend to utilize as a processing center.  We are relocating the offices and temporary headquarters from DelRay Beach to Clermont and have determined that the demand in Broward county Florida will necessitate our opening an additional processing center as well as the Jacksonville, Florida area, similar to the processing center in Clermont.

Subsequent to the end of the reporting period, on August 6, 2008, we purchased the real property and improvements we had previously leased for use as our headquarters in Clermont, Florida. The total purchase price was $1.7 million. We completed the purchase by executing a mortgage back in favor of the seller of that property in the principal amount of $1,049,000, due in three years, with interest-only payments due monthly until maturity in the amount of $6,119.17.  The mortgage was personally guaranteed by our CEO, Patricia Cohen, and her spouse.
Further, we borrowed the balance of the funds necessary to close on this real property from JDC Group, a Florida corporation, controlled by Jim Cohen, Jr., the adult son of our CEO, Patricia Cohen.  In consideration, we have executed a promissory note in favor of JDC Group in the principal amount of $671,396.62, due on demand, which bears simple interest at a rate of 7% per annum until paid.  The borrowed funds included that portion of the real estate commission owed Jim Cohen, Jr., $51,000, to which he was entitled for acting as our real estate agent in connection with the purchase of the Clermont facility.

We intend to purchase 25 trailers and 5 semitrailer tractors (“Tractors”) per processing center.  The tractors will be used to travel to pickup locations within 100 miles of the processing center. We intend to schedule pickups of EPS with companies who have a specific need as well as regular pickups from recycling trailers we intend to place with businesses as well as at a variety of public locations.  Our Tractors will swap out full trailers with empty trailers as often as needed.

As indicated previously, we have not yet commenced recycling operations.  Further, we have performed this process only on a small scale in a laboratory environment. We have not tested this process as described above on a large, commercial scale. Because we have not yet conducted operations on a commercial scale, we cannot predict technical, operational, or business challenges that may arise as we commence recycling operations on a commercial scale, using chippers, Trucks, Tractors, Tanks, and Extruders, as described above. We may or may not be able to overcome the challenges that arise and conduct operations successfully on a scale necessary to achieve profitable operations. Therefore, this must be considered an unproven technology and a high-risk business plan.

Anticipated Expenses in the next twelve months

Over the next twelve months, we intend to begin operations at our processing center in Clermont, Florida We plan on opening two additional processing centers within the state of Florida in Broward County and Duvall County and further anticipate expanding beyond the state of Florida to include Little Rock AK, Atlanta GA, Dallas, TX, Memphis TN, multiple locations in California, and other locations as resources permit.

We anticipate that the approximate expenses associated with opening and operating our processing center for twelve months and opening and operating each of our transfer stations for twelve months will be as follows:

Processing Center

Item	Cost
Mortgage Payment ($6,119.17 / month)	$73,400
Trailers (25 x $10,500)	$262,500
Tractors (5 x $20,000/mo lease x 12 months)	$100,000
Storage tanks	$320,000
Inventory	$100,000
Production Line	$850,000
Engineering Costs	$90,000
Installation	$100,000
Power and Other Utilities ($13,000 / month x 12 months)	$156,000
Plant Staff (8 employees per shift x 5 shifts)	$921,600
Administrative cost	$125,000
Equipment Maintenance	$60,000
Total	$3,158,500

Transfer Station

Item	Cost
Lease / Mortgage Payment ($4,636.50 / month)	$55,638
Tank trucks (2 x $30,000)	$60,000
Tractors (2 x $2,000/mo lease x 12 months)	$48,000
Storage Tanks – 10,000 gallons (4 x $40,000)	$160,000
Solvent (6,000 gallons x $10 per gallon)	$60,000
Power and Other Utilities ($ 1,000/ month x 12 months)	$12,000
Staff (4 employees per shift x 2 shifts)	$184,200
Total	$579,838

We expect to incur $1,190,000 in other expenses in the first twelve months of operation and annually thereafter include: Salaries for our President, CEO, Development Director, Senior Development Director, and Accountant, totalling $825,000 annually; office supplies, phones, and miscellaneous expenses totalling $90,000 annually; marketing and public relation costs of $125,000 annually, including three staff members; and legal and accounting fees totaling $150,000 annually.

Including the above, we anticipate that we will require approximately $80,000,000 in order to fully implement our business plan in the next twelve months. We believe that we have sufficient funds to open our initial processing center. As we generate revenue through operations or financing, we plan on opening additional locations. When our first processing center is open, we will seek to open additional processing centers, as indicated above. After the Clermont processing center is operating, we intend to use that as a model to aid us both in replicating the operations in other metropolitan areas throughout the United States, and in raising additional capital through municipal bond financing and other methods to fund this expansion if we determine that such expansion is warranted and such financing is required.  We do not presently have sufficient capital to fully proceed with this expansion plan.  In connection with raising this additional capital, we will incur appropriate accounting and legal fees. Should our revenues be sufficient to cover the costs of any such expansion, we will not seek additional financing.

Plan for other Products and Services

In addition to our recycling operations, we produce six other products on a very limited basis, including Tire Muscle®, Dumpster Ease™, Diaper Ease™, Nu-silver, Nu-Brass, and Nu-Chrome.  These products have a limited customer base currently and have not been heavily marketed or distributed. We intend to ramp up marketing of these product lines and feel they will be viable contributors to the company.

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

We intend to work with landfills serving the areas around our processing center and transfer stations. By intercepting EPS bound for the landfill, we believe that we can extend the life of the landfill and reduce the environmental impact of EPS. Similarly, we will work to provide EPS recycling on a residential level in communities where there is already a residential recycling pick-up program in place. In such cases, we will attempt to partner with those companies that are already picking up recyclables, allowing them to add EPS to their list of recyclable material and providing additional scrap EPS for us.

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

Results of Operations for the Three Months Ended June 30, 2008 and Period from February 5, 2008 (Date of Inception) until June 30, 2008

We generated $10,234 in revenue for the three months ended June 30, 2008, and $10,234 in revenue for the period from February 5, 2008 (Date of Inception) until June 30, 2008, from sales of our non-recycling related products, primarily Tire Muscle® and Dumpster Ease™. Our Cost of Sales was $1,343 for each period. Our Operating Expenses were $159,215 during the three months ended June 30, 2008, and $163,798 for the period from February 5, 2008 (Date of Inception) until June 30, 2008.  For each period, our Operating Expenses consisting entirely of Depreciation Expense, and General and Administrative Fees.

We, therefore, recorded a net loss of $150,324 for the three months ended June 30, 2008, and a net loss of $154,907 for the period from February 5, 2008 (Date of Inception) until June 30, 2008.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the continued development of our Products and Services, and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

As of June 30, 2008, we had $248,018 in current assets.  We had $212,321 in current liabilities as of June 30, 2008. Thus, we had total working capital of $35,697 as of June 30, 2008.

Operating activities used $197,712 in cash for the three months ended June 30, 2008, and $197,712 in cash for the period from February 5, 2008 (Date of Inception) until June 30, 2008. Our net losses of $150,324 and $154,907, respectively, were the primary reasons for our negative operating cash flows for the periods. Investing activities used $115,320 in cash for the three months ended June 30, 2008, and $465,320 in cash for the period from February 5, 2008 (Date of Inception) until June 30, 2008. Financing Activities generated $440,000 in cash for the three months ended June 30, 2008, and $805,150 in cash for the period from February 5, 2008 (Date of Inception) until June 30, 2008.

As of June 30, 2008, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing and establishing a consistent source of revenues. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of June 30, 2008, there were no off balance sheet arrangements.

Going Concern

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  We have limited revenues and has generated losses from operations.

In order to continue as a going concern and achieve a profitable level of operations, we will need, among other things, additional capital resources and to develop a consistent source of revenues.  Management’s plans include developing and marketing a practical, economical and environmentally safe means of disposing of and recycling certain polystyrene and expended polystyrene products.

Our auditors have indicated that our ability to continue as a going concern is dependent upon our ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations.  The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer Patricia Cohen, and our Chief Financial Officer, Paul Slusarczyk.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2008, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2008.

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

Item 1A:  Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the Merger, on May 16, 2008, we engaged in the following:

Each share of Blue Earth Delaware common stock issued and outstanding immediately prior to the closing of the Merger was converted into the right to receive three shares of our common stock. As a result, the shareholders of Blue Earth Delaware received 21,000,000 newly issued shares of our common stock. The shares thus issues were exempt from Registration under Rule 506 of Regulation D of the Securities Act of 1933, as amended.

Each share of Blue Earth Delaware Series A Preferred Stock issued and outstanding immediately prior to the closing of the Merger was converted into the right to receive one share of our newly created Series A Preferred Stock. As a result, the Series A Preferred shareholders of Blue Earth Delaware received 400,000 newly issued shares of our Series A Preferred Stock. The shares thus issues were exempt from Registration under Rule 506 of Regulation D of the Securities Act of 1933, as amended.

Each share of Blue Earth Delaware Series B Preferred Stock issued and outstanding immediately prior to the closing of the Merger was converted into the right to receive one share of our newly created Series B Preferred Stock. As a result, the Series B Preferred shareholders of Blue Earth Delaware received 80,500 newly issued shares of our Series B Preferred Stock. The shares thus issues were exempt from Registration under Rule 506 of Regulation D of the Securities Act of 1933, as amended.

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

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended June 30, 2008.

Item 5.     Other Information

Subsequent to the reporting period, on July 15, 2008, we retained the firm of Jesup & Lamont to provide exclusive investment banking services to us in connection with a potential underwritten offering of manufacturing industrial development bonds, initially in Florida, Arkansas, Georgia, Pennsylvania, New York, Mississippi, Texas, California, and Tennessee. The anticipated proceeds of such an offering would be used by us to develop manufacturing capacity.  A copy of the retainer agreement is attached as an exhibit to our report filed on form 8-K on July 18, 2008.

Co-Heads of the Jesup & Lamont Municipal Finance Division, Jim Dolan and John Calia, will have overall responsibility for the underwriting and marketing of the securities. Ken Hedrick, Head of Public Finance at Jesup & Lamont, will lead the banking team. In addition, the Head of Jesup & Lamont’s Investment Banking Division, Ed Cabrera, will provide us with corporate financial advisory and strategic planning as we expand our business and raise additional capital.

Subsequent to the reporting period, we entered into new polystyrene foam recycling contracts with U.S. Transport and Kenco Logistics.  The contracts were executed on July 29, 2008 and July 24, 2008, respectively.  Both contracts are effective for a term a five (5) years.  During the terms of these contracts, we will provide all required recycling services, including preparation of recycling and recycling equipment.  Both contracts are terminable upon fifteen (15) days notice by either party.  We plan to recycle the polystyrene waste collected from these companies into polystyrene pellets using our Process.

Also subsequent to the reporting period, we entered into a new polystyrene foam recycling contract with WM Recycle America, L.L.C. a division of Waste Management, the largest waste company in the United States. This contract was for a one location pilot program whereby WM Recycle America would send all foam from the pilot location to Blue Earth Solutions. Subsequent to the execution of the contract, WM Recycle America, L.L.C. has indicated their intention exercise their rights as stated in the contract to terminate the pilot program as of September 9, 2008.

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blue Earth Solutions, Inc.

Date:	August 19, 2008

By: /s/ Patricia Cohen Patricia Cohen Title: Chief Executive Officer and Director