Form 10-Q
period 2008-09-30
Blue Earth Solutions, Inc.
filed 2008-11-14
CIK 1387983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 26,013,300 common shares as of September 30, 2008.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of September 30, 2008, and March 31, 2008 (unaudited);

F-2	Statements of Operations for the three and six months ended September 30, 2008 and period from February 5, 2008 (Inception) to September 30, 2008 (unaudited);

F-3	Statement of Stockholders’ Equity for period from February 5, 2008 (Inception) to September 30, 2008 (unaudited);

F-4	Statements of Cash Flows for the six months ended September 30, 2008 and period from February 5, 2008 (Inception) to September 30, 2008 (unaudited);

F-5	Notes to Unaudited Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended September 30, 2008 are not necessarily indicative of the results that can be expected for the full year.

BLUE EARTH SOLUTIONS, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	September 30, 2008	March 31, 2008
	(unaudited)	(audited)
CURRENT ASSETS
Cash and cash equivalents	$2,637,702	$15,150
Depository funds	8,538,958	-
Accounts receivable	1,503	-
Prepaid expenses	103,967	-
Inventory	62,917	-

Total Current Assets	11,345,047	15,150

PROPERTY AND EQUIPMENT, net	5,272,980	545,417

OTHER ASSETS
Deposits	1,555	-

Total Property and Equipment	1,555	-

TOTAL ASSETS	$16,619,582	$560,567

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,351,694	$-
Notes payable - related parties	20,000	200,000

Total Current Liabilities	1,371,694	200,000

LONG-TERM LIABILITIES
Notes payable	1,049,000	-

Total Liabilities	2,420,694	200,000

STOCKHOLDERS' EQUITY

Preferred stock, Series A, $0.001 par value, 10,000,000 shares authorized, 400,000 shares issued and outstanding	400	400
Preferred stock, Series B, $0.001 par value, 5,000,000 shares authorized, -0- and 36,500 shares issued and outstanding, respectively	-	37
Preferred stock, Series C, $0.001 par value, 5,000,000 shares authorized, 14,130 and no shares issued and outstanding, respectively	14	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 26,013,300 and 7,000,000 shares issued and outstanding, respectively	26,013	7,000
Additional paid-in capital	14,739,807	357,713
Deficit accumulated during the development stage	(567,346)	(4,583)

Total Stockholders' Equity	14,198,888	360,567

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,619,582	$560,567

The accompanying notes are an integral part of these financial statements.

BLUE EARTH SOLUTIONS, INC.
(A Development Stage Company)
Statements of Operations
(unaudited)

	For the Three Months Ended September 30, 2008	For the Six Months Ended September 30, 2008	From Inception on February 5, 2008 Through September 30, 2008

REVENUES	$4,282	$14,516	$14,516
COST OF SALES	2,592	3,935	3,935

Gross Profit	1,690	10,581	10,581

OPERATING EXPENSES

Depreciation expense	13,750	32,083	36,666
General and administrative	435,014	575,896	575,905

Total Operating Expenses	448,764	607,979	612,571

LOSS FROM OPERATIONS	(447,074)	(597,398)	(601,990)

OTHER INCOME (EXPENSES)

Interest income	50,075	50,075	50,075
Interest expense	(15,440)	(15,440)	(15,440)

Total Other Income (Expenses)	34,635	34,635	34,635

NET LOSS BEFORE INCOME TAXES	(412,439)	(562,763)	(567,355)

Income taxes	-	-	-

NET LOSS	$(412,439)	$(562,763)	$(567,355)

BASIC LOSS PER COMMON SHARE	$(0.02)	$(0.03)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	25,286,300	19,190,867

The accompanying notes are an integral part of these financial statements.

BLUE EARTH SOLUTIONS, INC.
(A Development Stage Company)
Statements of Stockholders' Equity
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, February 5, 2008	-	$-	-	$-	$-	$-	$-

Common shares issued to founders	-	-	7,000,000	7,000	(6,850)	-	150

Series A preferred shares
issued to founders	400,000	400	-	-	(400)	-	-

Series B preferred shares issued in a
private placement at $10 per share	36,500	37	-	-	364,963	-	365,000

Net loss from inception
through March 31, 2008	-	-	-	-	-	(4,583)	(4,583)

Balance, March 31, 2008	436,500	437	7,000,000	7,000	357,713	(4,583)	360,567

Recapitalization	-	-	20,759,300	20,759	7,099	-	27,858

Common shares returned and cancelled	-	-	(3,200,000)	(3,200)	3,200	-	-

Series B preferred shares issued in a
private placement at $10 per share	44,000	44	-	-	439,956	-	440,000

Series B preferred shares
converted to common	(80,500)	(81)	1,449,000	1,449	(1,368)	-	-

Common shares issued for services
at $6.13 per share	-	-	5,000	5	30,645	-	30,650

Series C preferred shares issued in a
private placement at $1,000 per share	14,130	14	-	-	14,129,986	-	14,130,000

Dividends on preferred stock	-	-	-	-	(227,424)	-	(227,424)

Net loss for the six months ended
through September 30, 2008	-	-	-	-	-	(562,763)	(562,763)

Balance, September 30, 2008	414,130	$414	26,013,300	$26,013	$14,739,807	$(567,346)	$14,198,888

The accompanying notes are an integral part of these financial statements.

BLUE EARTH SOLUTIONS, INC.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

	For the Six Months Ended September 30, 2008	From Inception on February 5, 2008 Through September 30, 2008

OPERATING ACTIVITIES

Net loss	$(562,763)	$(567,346)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Depreciation expense	32,083	36,666
Shares issued for services	30,650	30,650
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	(105,522)	(105,522)
(Increase) decrease in accounts receivable	(1,503)	(1,503)
(Increase) decrease in depository accounts	(8,538,958)	(8,538,958)
(Increase) decrease in inventory	(62,917)	(62,917)
Increase (decrease) in accounts payable
and accrued expenses	1,152,128	1,152,128

Net Cash Used in Operating Activities	(8,056,802)	(8,056,802)

INVESTING ACTIVITIES

Purchase of property and equipment	(3,710,646)	(4,060,646)

Net Cash Used in Investing Activities	(3,710,646)	(4,060,646)

FINANCING ACTIVITIES

Repayment of notes payable	(200,000)	(200,000)
Borrowings of notes payable	20,000	20,000
Issuance of common shares for cash	-	150
Issuance of preferred shares for cash	14,570,000	14,935,000

Net Cash Provided by Financing Activities	14,390,000	14,755,150

NET DECREASE IN CASH	2,622,552	2,637,702

CASH AT BEGINNING OF PERIOD	15,150	-

CASH AT END OF PERIOD	$2,637,702	$2,637,702

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$12,440	$12,440
Income taxes	$-	$-

NON CASH FINANCING ACTIVITIES:

Property purchased for notes payables	$1,049,000	$1,249,000

The accompanying notes are an integral part of these financial statements.

BLUE EARTH SOLUTIONS, INC.
(A Development Stage Company)
Notes to the Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2008 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2008 audited financial statements.  The results of operations for the period ended September 30, 2008 are not necessarily indicative of the operating results for the full years.

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

BLUE EARTH SOLUTIONS, INC.
(A Development Stage Company)
Notes to the Financial Statements

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventory
The Company’s inventory is comprised of chemicals for the recycling of polystyrene.

As of September 30, 2008 inventory consisted of the following:

Raw materials	$52,550
Finished goods	10,367
Work in process	-

Total	$62,917

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”. SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of  premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

NOTE 4 – EQUITY TRANSACTIONS

On May 16, 2008, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Blue Earth Solutions, Inc., a privately held Delaware corporation (“Blue Earth Delaware”), and Blue Earth Acquisition, Inc. (“Acquisition Sub”), the Company’s newly formed wholly-owned Nevada subsidiary. In connection with the closing of this merger transaction, Blue Earth Delaware merged with and into Acquisition Sub (the “Merger”) on May 16, 2008, with the filing of articles of merger with the Nevada and Delaware secretaries of state.  Subsequently, on May 16, 2008, the Company merged with the Acquisition Sub in a short-form merger transaction under Nevada law in which the Company was the surviving entity and, in connection with this short form merger, changed our name to Blue Earth Solutions, Inc., effective May 16, 2008. Blue Earth Delaware is the surviving entity for accounting purposes.

BLUE EARTH SOLUTIONS, INC.
(A Development Stage Company)
Notes to the Financial Statements

NOTE 4 – EQUITY TRANSACTIONS (CONTINUED)
In addition, pursuant to the terms and conditions of the Merger Agreement:

Each share of Blue Earth Delaware common stock issued and outstanding immediately prior to the closing of the Merger was converted into the right to receive three shares of our common stock. As a result, the shareholders of Blue Earth Delaware received 21,000,000 newly issued shares of the Company’s common stock. Each share of Blue Earth Delaware Series A Preferred Stock issued and outstanding immediately prior to the closing of the Merger was converted into the right to receive one share of the Company’s newly created Series A Preferred Stock. As a result, the Series A Preferred shareholders of Blue Earth Delaware received 400,000 newly issued shares of the Company’s Series A Preferred Stock. Each share of Blue Earth Delaware Series B Preferred Stock issued and outstanding immediately prior to the closing of the Merger was converted into the right to receive one share of the Company’s newly created Series B Preferred Stock. As a result, the Series B Preferred shareholders of Blue Earth Delaware received 80,500 newly issued shares of the Company’s Series B Preferred Stock.  Following the closing of the merger, in a separate transaction, the Company’s former Chief Executive Officer and sole director agreed to cancel and return all 3,200,000 shares of his common stock into treasury.

On August 29, 2008 the Company completed an offering of its Series C Preferred Stock at an offering price of $1,000 per share in a private placement.  The Company a total of 14,130 shares for total gross proceeds of $14,130,000, including $13,430,000 in cash and the cancelation of the $700,000 promissory note owed to JDC Group, Inc., incurred on August 6, 2008.  JDC Group, Inc. is a Florida corporation controlled by James Cohen, Jr., a member of the board of directors. The Series C Preferred Stock carries rights and preferences senior to those of the common stock and to the rights of the Series A Preferred Stock and Series B Preferred Stock.

The Series C Preferred Stock votes with the common stock at a rate of 100 votes for every share of Series C Preferred Stock.  Each share of the Series C Preferred Stock is entitled to a cumulative dividend of $80 per share, payable annually on December 31 of each year, prorated to the date of issuance for partial years.  If the Company has funds legally available to pay the dividend, but fail to do so by January 31 of the following year, then the missed dividend increases to $104 per share payable in cash or, at the option of the Series C Preferred shareholder, the common stock valued at the average closing price for the twenty trading days after December 31 just passed.  The dividend on the Series C Preferred Stock must be paid prior to the payment of any dividends to the holders of our Series A Preferred Stock, the Series B Preferred Stock, or our common stockholders.  The Series C Preferred Stock also carries a $1,000 per share liquidation preference, which must be paid prior to any amounts paid upon liquidation of the company to the holders of the Series A Preferred Stock, the Series B Preferred Stock, or the common stockholders.

BLUE EARTH SOLUTIONS, INC.
(A Development Stage Company)
Notes to the Financial Statements

NOTE 4 – EQUITY TRANSACTIONS (CONTINUED)

Effective September 29, 2008, the Company converted the entirety of its issued and outstanding Series B Preferred Stock, consisting of 80,500 shares, into 1,449,000 shares of its restricted common stock and warrants to purchase an additional 483,000 shares of its common stock exercisable on or before December 31, 2020, at a strike price of $1.33 per share.

During the nine months ended September 30, 2008 the Company issued 5,000 shares of its common stock for services valued at $6.13 per share.

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

Business Overview

We were incorporated on March 28, 2006 as RM Health International, Inc., a Nevada corporation. On May 16, 2008, we merged with a privately held Delaware corporation and, in connection with this transaction, changed our name to Blue Earth Solutions, Inc., effective May 16, 2008.

As a result of the merger, we now own and pursue as our primary line of business the development and commercialization of the StyroSolve™ system, a closed-loop process (our “Process”) for collecting and recycling polystyrene foam products (”EPS”), as well as StyroSolve™, a proprietary solvent (our “Solvent”) used in the Process to reduce expanded polystyrene to a gel. We then further process the resulting gel through extruders, resulting in commercial quality plastic pellets, which can be sold to manufacturers for use in the production of a wide variety of plastic products. We now conduct operations from our facility at 13511 Granville Ave., Clermont, FL, 34711.

Our emphasis is on recycling waste EPS products. Because they tend to be bulky, cumbersome and generally difficult to discard, few other companies are pursuing the recycling of these products as their business plan. We believe that our Process provides a greater economic return and a more complete and ecologically-friendly strategy for addressing EPS recycling when compared with existing methods of recycling EPS.

As of September 30, 2008, we have entered into agreements for the collection of waste recyclable materials with approximately eight (8) providers and we have commenced collecting this waste recyclable material for processing at our initial facility in Clermont, Florida.  As of September 30, 2008, we have not yet commenced recycling operations.

EPS Collection and Processing

We initially intended to use a hub and spoke system, whereby transfer stations would deliver partially processed EPS gel to centralized processing centers for extrusion and pellet manufacture. However, we have found that the demand for our service at our first plant in Clermont does not necessitate the use of the hub and spoke collection procedure because the demand for our services exceeds our expanded capacity at that location within a 100 mile radius.  We have also determined that what we see as the pent up demand for our services will require us to open up more localized processing centers.  Management feels that as we roll out in less densely populated areas that the use of the hub and spoke may be utilized to fulfil the production capability of those locations.  We may, therefore, still use a hub and spoke operational structure for the collection and processing of EPS in other geographic areas. In such cases, the hubs will be processing centers that will contain one or more extruders for the processing of Gel into Pellets and Solvent. The spokes will be transfer stations, which will collect and process EPS into Gel both on site and through mobile processing trucks before delivering Gel to the processing centers. We have purchased a facility in Clermont, Florida, which we intend to utilize as our first processing center.  We have determined that the demand in Broward county Florida will likely necessitate our opening an additional processing center there, as well as a processing center in the Jacksonville, Florida area.

On August 6, 2008, we purchased the real property and improvements we had previously leased for use as our headquarters in Clermont, Florida. The total purchase price was $1.7 million. We completed the purchase by executing a mortgage back in favor of the seller of that property in the principal amount of $1,049,000, due in three years, with interest-only payments of $6,119.17 due monthly until maturity.  We reported this transaction on Form 8K filed August 13, 2008.

On August 29, 2008, we closed our private offering of our newly created Series C Preferred Stock for cash proceeds of $13,430,000 and cancelation of debt in the amount of $700,000.  We reported this transaction on Form 8K filed August 29, 2008.

On September 18, 2008, the Atlanta Development Authority (ADA) board of directors approved an inducement resolution authorizing up to $10 million in Industrial Development Bonds to finance a proposed EPS recycling facility in Georgia. This bond deal is a conduit program in that ADA has the authority to issue the bonds, but the source of funds is the private capital markets. This ADA board action allows us to seek capital through bond issuance while we seek a site for a facility in Georgia. We intend to work with Jesup & Lamont Securities in connection with the approval and sale process for this bond offering.

Subsequent to the end of the reporting period, on October 9, 2008, the Gulf Coast Waste Disposal Authority (Gulf Coast WDA) Board of Directors approved two resolutions agreeing to issue bonds for Blue Earth Solutions in Harris and Dallas Counties of Texas. Each inducement resolution was in the amount of $10 million, and is intended to finance the construction of EPS recycling facilities in each of those counties. When we have received approval from the Secretary of State, Gulf Coast WDA will file for state cap from the Bond Review Board. We intend to work with Jesup & Lamont Securities in connection with the approval and sale process for each of these bond offerings.

Also subsequent to the end of the reporting period, on October 22, 2008, the Memphis and Shelby County Industrial Development Board accepted an amendment to issue a $9 million bond to finance a new foam recycling facility. The bond issuance is intended to finance the construction of EPS recycling facilities in Tennessee. We intend to work with Jesup & Lamont Securities in connection with the approval and sale process for this bond offering.

Plan of Operation

As we open additional processing centers, we intend to purchase approximately 60 trailers and 6 semitrailer tractors per processing center, an increase from our prior plan to purchase approximately 25 trailers and 5 semitrailer tractors per center.  The tractors will be used to travel to pickup locations within 100 miles of the processing center. We intend to schedule pickups of EPS with companies who have a specific need as well as regular pickups from recycling trailers we intend to place with businesses as well as at a variety of public locations.  Our tractors will swap out full trailers with empty trailers as often as needed.

Although we have commenced collecting waste recyclable material for processing at our initial facility in Claremont, Florida, we have not yet commenced full recycling operations.   We had anticipated beginning recycling operations during the quarter ended September 30, 2008, at our Clermont facility, but experienced unexpected delays.  We now anticipate beginning commercial scale operations at our first facility in Clermont by November 30, 2008. However, we have used our Process only on a small, non-commercial scale in a laboratory environment. Because we have not yet conducted operations on a commercial scale, we cannot predict technical, operational, or business challenges that may arise as we commence recycling operations on a commercial scale. We may or may not be able to overcome the challenges that arise and conduct operations successfully on a scale necessary to achieve profitable operations. Therefore, this must be considered an unproven technology and a high-risk business plan.

Anticipated Expenses in the next twelve months

Over the next twelve months, we intend to extend our operations beyond our Clermont Florida plant to processing centers in Memphis, TN; Atlanta, GA; Dallas, TX; Houston, TX; Fort Smith, AK; Jacksonville, FL; Broward County, FL; and locations within the states of California, Oregon, Washington, Nevada, Arizona, Colorado and Utah. We intend to continue to seek municipal bond offerings through the communities where we plan to build processing centers in order to finance these efforts. Should we be unsuccessful in obtaining municipal bond financing, our business plan may be delayed.

Our current estimate of approximate expenses associated with opening and operating each processing center for twelve months is as follows:

Processing Center

Item	Average Cost of Opening
Building and improvements		$3,069,188
Processing Line One		$2,369,500
Processing Line Two		$755,000
Equipment, electrical, etc common to both lines		$440,000
Material Handling Equipment		$98,600
Recycling equipment		$25,500
Transportation equipment		$900,000
Miscellaneous Maintenance and Safety Equipment		$14,500
Office Furniture		$21,750
Operational and production Technology		$742,800
Other Start up expenses		$416,950
	$
Total		$8,853,788

We further expect to incur approximately $1,390,000 per year in other expenses including: executive salaries totalling $825,000 annually; office supplies, phones, and miscellaneous expenses totalling $90,000 annually; marketing and public relation costs of $125,000 annually, including three staff members; and legal and accounting fees totalling $350,000 annually.

Including the above, we anticipate that we will require approximately $9,000,000 per location that will be developed in order to fully implement our business plan in the next twelve months. We believe that we have sufficient funds to open our initial processing center. As funding is made available through municipal bonds, we plan on opening additional locations. We intend to use the Clermont processing center as a model to aid us both in replicating the operations in other metropolitan areas throughout the United States, and in raising additional capital through municipal bond financing and other methods to fund this expansion, if we determine that such expansion is warranted and such financing is required. We have already begun the process of seeking capital through municipal bond financing in several communities as detailed above. We do not presently have sufficient capital to fully proceed with this expansion plan.  In connection with raising this additional capital, we will incur appropriate accounting and legal fees. Should our revenues be sufficient to cover the costs of any such expansion, we will not seek additional financing.

The foregoing are our current estimates only and are likely to be revised further as we develop additional experience and as economic conditions change.

Plan for other Products and Services

In addition to our recycling operations, we produce six other products on a very limited basis, including Tire Muscle®, Dumpster Ease™, Diaper Ease™, Nu-silver, Nu-Brass, and Nu-Chrome.  These products have a limited customer base currently and have not been heavily marketed or distributed. We are presently rolling out the marketing of these product lines and feel they will contribute to our bottom line.

Marketing Plan & Sales Strategy

Our goal is to become the industry leader in the recycling of EPS. Our initial marketing efforts will focus on acquiring EPS for recycling and re-sale as Pellets. We will continue our efforts to build relationships that will aid us in acquiring scrap EPS from the construction industry, the packaging industry, local and state governments, military bases and vessels, and the food services industry.

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

We attend relevant national events and conferences managed by national institutions and organizations to promote their respective industries. We intend to attend additional events attended by the organizations mentioned above that generate a large amount of scrap EPS. These events will include trade meetings, promotional events, seminars, and conferences, which are heavily attended by decision-makers within those industries, in order to further expose our services.

We intend to work with landfills serving the areas around our processing center and transfer stations. By intercepting EPS bound for the landfill, we believe that we can extend the life of the landfill and reduce the environmental impact of EPS. We intend to work with companies that are already picking up recyclables, allowing them to add EPS to their list of recyclable material and providing additional scrap EPS for us.

Sales Personnel

 As of September 30, 2008, we hired and deployed a Supervisor of Sales to focus on foam collection in the Central Florida area.  Subsequent to September 30, 2008 we hired a Vice President of Product Marketing to focus on the sales and marketing of Tire Muscle, Dumpster Ease, and other products we currently own. In addition, we will continue to use the services of our executive management to sell our services and products. As the area in which our services and products are offered expands, however, we plan to employ additional regional sales representatives to sell our recycling services to governments, companies, and the general public. These sales representatives will be responsible for soliciting, selecting and securing accounts within a particular regional territory. We expect to provide service and support to our sales representatives, including advertising and sales materials.

Results of Operations for the Three and Six Months Ended September 30, 2008 and Period from February 5, 2008 (Date of Inception) until September 30, 2008

We generated $4,282 in revenue for the three months ended September 30, 2008, $14,516 in revenue for the six months ended September 30, 2008, and $14,516 in revenue for the period from February 5, 2008 (Date of Inception) until September 30, 2008, from sales of our non-recycling related products, primarily Tire Muscle® and Dumpster Ease™. Our Cost of Sales was $2,592, $3,935 and $3,935 for each of the referenced periods, respectively. Our Operating Expenses were $448,764 during the three months ended September 30, 2008, $607,979 for the six months ended September 30, 2008, and $612,571 for the period from February 5, 2008 (Date of Inception) until September 30, 2008.  For each period, our Operating Expenses consisting entirely of Depreciation Expense, and General and Administrative Fees. These Operating Expenses were partially offset by net interest income of $34,635 in each of the three periods referenced.

We, therefore, recorded a net loss of $412,439 for the three months ended September 30, 2008, a net loss of $562,763 for the six months ended September 30, 2008, and a net loss of $567,355 for the period from February 5, 2008 (Date of Inception) until September 30, 2008.

We anticipate our operating expenses will increase as we implement our plan of operations. The increase will be attributable to the continued development of our Products and Services, and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

As of September 30, 2008, we had $11,345,047 in current assets.  We had $1,371,694 in current liabilities as of September 30, 2008. Thus, we had total working capital of $9,973,353 as of September 30, 2008.

Operating activities used $8,056,802 in cash for the six months ended September 30, 2008 and $8,056,802 for the period from February 5, 2008 (Date of Inception) until September 30, 2008. Increases in depository accounts of $8,538,958 during each period were the primary reasons for our negative operating cash flows for the periods. Investing activities used $3,710,646 in cash for the six months ended September 30, 2008, and $4,060,646 in cash for the period from February 5, 2008 (Date of Inception) until September 30, 2008. Financing Activities generated $14,390,000 in cash for the six months ended September 30, 2008, and $14,755,150 in cash for the period from February 5, 2008 (Date of Inception) until September 30, 2008.

As of September 30, 2008, we had cash in the amount of $2,637,702 and funds on deposit of $8,538,958, which we believe is sufficient cash to operate our business at the current level for the next twelve months but insufficient cash to achieve implementation of our full business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing and establishing a consistent source of revenues. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of September 30, 2008, there were no off balance sheet arrangements.

Going Concern

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  We have limited revenues and have generated losses from operations.

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

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer Patricia Cohen, and our Chief Financial Officer, Paul Slusarczyk.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2008, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2008.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended September 30, 2008, we engaged in the following:

Series B Preferred Stock Conversion

Effective September 29, 2008, we converted the entirety of our issued and outstanding Series B Preferred Stock, consisting of 80,500 shares, into 1,449,000 shares of our restricted common stock and warrants to purchase an additional 483,000 shares of its common stock exercisable on or before December 31, 2020, at a strike price of $1.33 per share.  A specimen of the warrant issued was attached as an exhibit to a Report on Form 8-K filed on September 29, 2008.  We converted the Series B Preferred Stock pursuant to section 5.a.ii of the Certificate of Designation for the Series B Preferred Stock by giving thirty days advance written notice to all holders thereof. The shares thus issued were exempt from Registration under Rule 506 of Regulation D of the Securities Act of 1933, as amended.

Series C Preferred Stock Issuance

On August 29, 2008 we completed and closed a private placement of our newly created Series C Preferred Stock at an offering price of $1,000 per share.  We sold a total of 14,130 shares for total gross proceeds of $14,130,000, including $13,430,000 in cash and the cancelation of the $700,000 promissory note owed to JDC Group, Inc., incurred on August 6, 2008.  JDC Group, Inc. is a Florida corporation controlled by James Cohen, Jr., a member of our board of directors, our VP of Sales and the adult son of our CEO, Patricia Cohen.  We reported the note made to JDC Group, Inc. on Form 8K filed August 13, 2008.

We did not pay any commissions in connection with the Offering.

The Offering was exempt from registration pursuant to Rule 506 of Regulation D.  Each purchaser represented that he or she is an accredited investor as defined by Rule 501.  We did not engage in any general solicitation or advertising in connection with the Offering.  The Series C Preferred Stock are restricted securities and, when certificated, will bear a restrictive legend.

Our Series C Preferred Stock carries rights and preferences senior to those of our common stock and to the rights of our Series A Preferred Stock and Series B Preferred Stock.

Our Series C Preferred Stock votes with our common stock at a rate of 100 votes for every share of Series C Preferred Stock.  Each share of the Series C Preferred Stock is entitled to a cumulative dividend of $80 per share, payable annually on December 31 of each year, prorated to the date of issuance for partial years.  If we have funds legally available to pay the dividend, but fail to do so by January 31 of the following year, then the missed dividend increases to $104 per share payable in cash or, at the option of the Series C Preferred shareholder, our common stock valued at the average closing price for the twenty trading days after December 31 just passed.  The dividend on the Series C Preferred Stock must be paid prior to the payment of any dividends to the holders of our Series A Preferred Stock, our Series B Preferred Stock, or our common stockholders.  The Series C Preferred Stock also carries a $1,000 per share liquidation preference, which must be paid prior to any amounts paid upon liquidation of the company to the holders of our Series A Preferred Stock, or our common stockholders.

We can redeem the Series C Preferred Stock upon written notice of not less than thirty days nor more than sixty days and upon the payment of $1,100 per share.  Upon receipt of a redemption notice, holders of the Series C Preferred Stock may elect to convert their shares into, for each share of Series C Preferred Stock converted, one hundred and sixty shares of our common stock and a warrant to purchase one hundred shares of our common stock at any time prior to December 31, 2010 at a strike price of $8.00 per share.

A copy of the corrected Certificate of Designation as filed with the Nevada Secretary of State on September 3, 2008, was attached as an exhibit to a Report filed on Form 8-K on September 3, 2008.  The Certificate of Designation sets forth the voting powers, designations, preferences, limitations and relative rights of the Series C Preferred Stock.

Warrants Issued to Union IR

During the reporting period, we issued 25,000 warrants to purchase shares of our common stock to Union IR in exchange for consulting work. Holders of the warrants may receive one share of our common stock for each warrant held by exercising the warrants at a strike price of $8.36 per warrant. The warrants have an expiration date of August 13, 2010.

Warrants Issued to Jesup & Lamont

During the reporting period, we issued 400,000 warrants to purchase shares of our common stock to Jesup & Lamont in exchange for consulting services in connection with a series of municipal bonds, which we have planned in order to finance our intended national expansion. Holders of the warrants may receive one share of our common stock for each warrant held by exercising the warrants at a strike price of $5.06 per warrant. The warrants have an expiration date of July 15, 2013.

Common Shares Issued to Richard Mays

During the reporting period, we issued 5,000 shares of our Common Stock to Richard Mays in exchange for consulting services rendered by Mr. Mays. The shares were exempt from Registration under Rule 506 of Regulation D of the Securities Act of 1933, as amended.

As a result, following these events, there were 26,013,300 shares of our common stock, 400,000 shares of our Series A Preferred Stock, 0 shares of our Series B Preferred Stock, and 14,130  shares of our Series C Preferred Stock issued and outstanding as of September 30, 2008.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended September 30, 2008.

Item 5.     Other Information

None.

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

Blue Earth Solutions, Inc.

Date:	November 14, 2008

By: /s/Patricia Cohen Patricia Cohen Title: Chief Executive Officer and Director