Form 10-Q
period 2008-12-31
Blue Earth Solutions, Inc.
filed 2009-02-17
CIK 1387983

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 32,019,300 common shares as of December 31, 2008.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of December 31, 2008 (unaudited);
F-2	Statements of Operations for the three and nine months ended December 31, 2008 and period from February 5, 2008 (Inception) to December 31, 2008 (unaudited);
F-3	Statement of Stockholders’ Equity for period from February 5, 2008 (Inception) to December 31, 2008 (unaudited);
F-4	Statements of Cash Flows for the three and nine months ended December 31, 2008 and period from February 5, 2008 (Inception) to December 31, 2008 (unaudited);
F-5	Notes to Unaudited Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended December 31, 2008 are not necessarily indicative of the results that can be expected for the full year.

BLUE EARTH SOLUTIONS, INC.
(A Development Stage Company)
Balance Sheets

ASSETS
	December 31 2008	March 31, 2008
	(unaudited)	(audited)
CURRENT ASSETS
Cash and cash equivalents	$102,169	$15,150
Depository funds	8,135,897	-
Accounts receivable	1,257	-
Prepaid expenses	109,223	-
Inventory	185,686	-

Total Current Assets	8,534,232	15,150

PROPERTY AND EQUIPMENT, net	6,768,762	545,417

OTHER ASSETS
Deposits	6,043	-

TOTAL ASSETS	$15,309,037	$560,567

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$725,303	$-
Notes payable - related parties	20,000	200,000

Total Current Liabilities	745,303	200,000

LONG-TERM LIABILITIES
Notes payable - related parties	1,049,000	-

Total Current Liabilities	1,794,303	200,000

STOCKHOLDERS' EQUITY

Preferred stock, Series A, $0.001 par value, 10,000,000 shares authorized, -0- and 400,000 shares issued and outstanding	-	400
Preferred stock, Series B, $0.001 par value, 5,000,000 shares authorized, -0- and 36,500 shares issued and outstanding, respectively	-	37
Preferred stock, Series C, $0.001 par value, 5,000,000 shares authorized, 14,130 and no shares issued and outstanding, respectively	14	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 32,019,300 and 7,000,000 shares issued and outstanding, respectively	32,019	7,000
Additional paid-in capital	15,594,338	357,713
Deficit accumulated during the development stage	(2,111,637)	(4,583)

Total Stockholders' Equity	13,514,734	360,567

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,309,037	$560,567

The accompanying notes are an integral part of these financial statements.

BLUE EARTH SOLUTIONS, INC.
(A Development Stage Company)
Statements of Operations
(unaudited)

	For the Three Months Ended December 31, 2008	For the Nine Months Ended December 31, 2008	From Inception on February 5, 2008 Through December 31, 2008

REVENUES	$5,937	$20,453	$20,453
COST OF SALES	3,051	6,986	6,986

Gross Profit	2,886	13,467	13,467

OPERATING EXPENSES

Depreciation expense	30,407	62,490	67,073
Warrant consulting expense	985,936	985,936	985,936
General and administrative	621,938	1,197,834	1,197,834

Total Operating Expenses	1,638,281	2,246,260	2,250,843

LOSS FROM OPERATIONS	(1,635,395)	(2,232,793)	(2,237,376)

OTHER INCOME (EXPENSES)

Interest income	103,342	153,417	153,417
Interest expense	(12,238)	(27,678)	(27,678)

Total Other Income (Expenses)	91,104	125,739	125,739

NET LOSS BEFORE INCOME TAXES	(1,544,291)	(2,107,054)	(2,111,637)

Income taxes	-	-	-

NET LOSS	$(1,544,291)	$(2,107,054)	$(2,111,637)

BASIC LOSS PER COMMON SHARE	$(0.05)	$(0.09)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	29,016,300	22,397,975

The accompanying notes are an integral part of these financial statements.

BLUE EARTH SOLUTIONS, INC.
(A Development Stage Company)
Statements of Stockholders' Equity
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Deficit Accumulated During the Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance, February 5, 2008	-	$-	-	$-	$-	$-	$-

Common shares issued to founders	-	-	7,000,000	7,000	(6,850)	-	150

Series A preferred shares issued to founders	400,000	400	-	-	(400)	-	-

Series B preferred shares issued in a private placement at $10 per share	36,500	37	-	-	364,963	-	365,000

Net loss from inception through March 31, 2008	-	-	-	-	-	(4,583)	(4,583)

Balance, March 31, 2008	436,500	437	7,000,000	7,000	357,713	(4,583)	360,567

Recapitalization	-	-	20,759,300	20,759	7,099	-	27,858

Common shares returned and cancelled	-	-	(3,200,000)	(3,200)	3,200	-	-

Series B preferred shares issued in a private placement at $10 per share	44,000	44	-	-	439,956	-	440,000

Series B preferred shares converted to common	(80,500)	(81)	1,449,000	1,449	(1,368)	-	-

Common shares issued for services at $6.13 per share	-	-	11,000	11	64,539	-	64,550

Series C preferred shares issued in a private placement at $1,000 per share	14,130	14	-	-	14,129,986	-	14,130,000

Dividends on preferred stock	-	-	-	-	(387,123)	-	(387,123)

Series A preferred shares converted to common stock	(400,000)	(400)	6,000,000	6,000	(5,600)	-	-

Fair value of warrants granted	-	-	-	-	985,936	-	985,936

Net loss for the nine months ended through December 31, 2008	-	-	-	-	-	(2,107,054)	(2,107,054)

Balance, December 31, 2008	14,130	$14	32,019,300	$32,019	$15,594,338	$(2,111,637)	$13,514,734

The accompanying notes are an integral part of these financial statements.

BLUE EARTH SOLUTIONS, INC.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

	For the Nine Months Ended December 31, 208	From Inception on February 5, 2008 Through December 31, 2008

OPERATING ACTIVITIES

Net loss	$(2,107,054)	$(2,111,637)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Depreciation expense	62,490	67,073
Shares issued for services	64,550	64,550
Fair value of warrants granted	985,936	985,936
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	(115,266)	(115,266)
(Increase) decrease in accounts receivable	(1,257)	(1,257)
(Increase) decrease in depository accounts	(8,135,897)	(8,135,897)
(Increase) decrease in inventory	(185,686)	(185,686)
Increase (decrease) in accounts payable and accrued expenses	366,038	366,038

Net Cash Used in Operating Activities	(9,066,146)	(9,066,146)

INVESTING ACTIVITIES

Purchase of property and equipment	(5,236,835)	(5,586,835)

Net Cash Used in Investing Activities	(5,236,835)	(5,586,835)

FINANCING ACTIVITIES

Repayment of notes payable	(200,000)	(200,000)
Borrowings of notes payable	20,000	20,000
Issuance of common shares for cash	-	150
Issance of preferred shares for cash	14,570,000	14,935,000

Net Cash Provided by Financing Activities	14,390,000	14,755,150

NET INCREASE IN CASH	87,019	102,169

CASH AT BEGINNING OF PERIOD	15,150	-

CASH AT END OF PERIOD	$102,169	$102,169

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$27,678	$27,678
Income taxes	$-	$-

NON CASH FINANCING ACTIVITIES:

Property purchased for notes payables	$1,049,000	$1,249,000

The accompanying notes are an integral part of these financial statements.

BLUE EARTH SOLUTIONS, INC.
(A Development Stage Company)
Notes to the Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2008 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2008 audited financial statements.  The results of operations for the period ended December 31, 2008 are not necessarily indicative of the operating results for the full years.

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

BLUE EARTH SOLUTIONS, INC.
(A Development Stage Company)
Notes to the Financial Statements

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventory
The Company’s inventory is comprised of chemicals for the recycling of polystyrene.

As of December 31, 2008 inventory consisted of the following:

Raw materials	$176,617
Finished goods	9,069
Work in process	-
Total	$185,686

Recent Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

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

The Series C Preferred Stock votes with the common stock at a rate of 100 votes for every share of Series C Preferred Stock.  Each share of the Series C Preferred Stock is entitled to a cumulative dividend of $80 per share, payable annually on December 31 of each year, prorated to the date of issuance for partial years.  If the

NOTE 4 – EQUITY TRANSACTIONS (CONTINUED)

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

During the nine months ended December 31, 2008 the Company issued 5,000 shares of its common stock for services valued at $6.13 per share.

Effective October 21, 2008, the entire 400,000 shares of the Company’s Series A Preferred Stock were converted to 6,000,000 shares of the Company’s common stock.

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

Business Overview

Since May 16, 2008, we now own and pursue as our primary line of business the development and commercialization of the StyroSolve™ system, a closed-loop process (our “Process”) for collecting and recycling polystyrene foam products (”EPS”), as well as StyroSolve™, a proprietary solvent (our “Solvent”) used in the Process to reduce expanded polystyrene to a gel. We then further process the resulting gel through extruders, resulting in commercial quality plastic pellets, which can be sold to manufacturers for use in the production of a wide variety of plastic products. We now conduct operations from our facility at 13511 Granville Ave., Clermont, FL, 34711.

Our emphasis is on recycling waste EPS products. Because they tend to be bulky, cumbersome and generally difficult to discard, few other companies are pursuing the recycling of these products as their business plan. We believe that our Process provides a greater economic return and a more complete and ecologically-friendly strategy for addressing EPS recycling when compared with existing methods of recycling EPS.  In addition to EPS recycling using our Process, we also have installed a line of recycling equipment using traditional EPS recycling methods and technology at our Clermont facility.

As of December 31, 2008, we have entered into agreements for the collection of waste recyclable materials with approximately eleven (11) providers and we continue to collect this waste recyclable material for processing at our initial facility in Clermont, Florida.  As of December 31, 2008, we have commenced the operation of two of our lines of EPS recycling equipment on a pre-production basis, but have not yet begun production on a full commercial scale.

We had anticipated beginning recycling operations on a full commercial scale during the quarter ended September 30, 2008, at our Clermont facility, but experienced unexpected delays. We may or may not be able to overcome the challenges that arise and conduct operations successfully on a scale necessary to achieve profitable operations. Therefore, this must be considered an unproven technology and a high-risk business plan.

Anticipated Expenses in the next twelve months

Over the next twelve months, we intend to extend our operations beyond our Clermont Florida plant to processing centers in Memphis, TN, Atlanta, GA, Dallas TX, Houston, TX, Fort Smith AK, Jacksonville, FL and locations within the states of California, Oregon, Washington, Nevada, Arizona, Colorado and Utah. We intend to continue to seek municipal bond offerings through the communities where we plan to build processing centers in order to finance these efforts. Should we be unsuccessful in obtaining municipal bond financing, our business plan may be delayed.

We anticipate that the approximate expenses associated with the cost of opening and operating each processing center for twelve months will be as follows:

Processing Center

Item	Average Cost of Opening
Building and improvements	$ 3,069,188
Processing Line One	$ 2,369,500
Processing Line Two	$ 755,000
Equipment, electrical, etc common two both lines	$ 440,000
Material Handling Equipment	$ 98,600
Recycling equipment	$ 25,500
Transportation equipment	$ 900,000
Miscellaneous Maintenance and Safety Equipment	$ 14,500
Office Furniture	$ 21,750
Operational and production Technology	$ 742,800
Start up expenses	$ 416,950

Total	$ 8,853,788

We also expect to incur approximately $1,190,000 per year in other expenses including: executive salaries totalling $825,000 annually; office supplies, phones, and miscellaneous expenses totalling $90,000 annually; marketing and public relation costs of $125,000 annually, including three staff members; and legal and accounting fees totalling $250,000 annually.

Including the above, we anticipate that we will require approximately $9,000,000 per location in order to fully implement our business plan in the next twelve months.  As funding is made available through municipal bonds, we plan on opening additional locations.  Should we generate revenue through operations or financing other than municipal bonds, we plan on opening additional locations. Based on the Clermont processing center, we intend to use that as a model to aid us both in replicating the operations in other metropolitan areas throughout the United States, and in raising additional capital through municipal bond financing and other methods to fund this expansion if we determine that such expansion is warranted and such financing is required. We have already begun the process of seeking capital through municipal bond financing in several communities. We do not presently have sufficient capital to fully proceed with this expansion plan.  In connection with raising this additional capital, we will incur appropriate accounting and legal fees. Should our revenues be sufficient to cover the costs of any such expansion, we will not seek additional financing.

Plan for other Products and Services

In addition to our recycling operations, we produce six other products on a very limited basis, including Tire Muscle®, Dumpster Ease™, Diaper Ease™, Nu-silver, Nu-Brass, and Nu-Chrome.  These products have a limited customer base currently and have not been heavily marketed or distributed. We intend to increase marketing of these product lines and feel they will be contributors to the company.

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

We also intend to increase public awareness of our company and our Process to create public support for our services. We intend to use Internet-based and traditional media to accomplish this. If the general public supports our efforts for environmental reasons, we feel that the likelihood of large organizations utilizing our services will increase significantly. We also intend to work closely with trade groups, including the International Expanded Polystyrene recycling Association (“INEPSA”) and the Alliance of Foam Packaging Recyclers (“AFPRA”) to introduce the technology to the industry. By coordinating our public awareness campaigns with theirs, we feel we can educate a broader audience regarding the recycling of EPS in general, and regarding our services in particular.

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

In addition to acquiring scrap EPS to recycle into Pellets, we will need to sell the Pellets, which we will produce. The market for polystyrene pellets, however, is open and well-established. While we plan to expend as much effort as we deem necessary to sell our Pellets, demand within the plastics manufacturing industry is such that we do not anticipate any difficulties in selling our Pellets. Polystyrene pellets are the similar regardless of the supplier and prices are relatively fixed. Our executive management will work to establish contacts within the industry to ensure that we are able to participate in this market in a profitable manner. By working closely with companies that manufacture products from polystyrene, we will also be able to provide a public relations boost to these partners, as they will be able to promote their products as both recycled and recyclable. These types of partnerships should further ensure a steady market for our Pellets.

Sales Personnel

As of December 31, 2008, we have hired and deployed one sales person to focus on foam collection in the Central Florida area. We have been contracting independent marketing representatives to sell and distribute Tire Muscle, Dumpster Ease and other proprietary formulas and polishes.  In addition, we will continue to use the services of our executive management to sell our services and products. As the area in which our services and products are offered expands, however, we plan to employ additional regional sales representatives to promote and sell our recycling services to governments, companies, and the general public. These sales representatives will be responsible for soliciting, selecting and securing accounts within a particular regional territory.  We may or may not continue this pay policy depending on the territory in the country.  We expect to provide service and support to our sales representatives, including advertising and sales materials.

Results of Operations for the Three Months Ended December 31, 2008 and Period from February 5, 2008 (Date of Inception) until December 31, 2008

Revenue of $5,937and $20,453 was generated for the three months ended December 31, 2008 and nine months ended December 31, 2008 and the period from February 5, 2008 (Date of Inception) until December 31, 2008 respectively. The revenue consisted of our non-recycling related products, primarily Tire Muscle® and Dumpster Ease™. Cost of Sales of $3,051 and $6,986 was incurred for the same periods respectively. Operating Expenses were $1,638,281, $2,246,260 and $2,250843 for the three months ended December 31, 2008, the nine months ended December 31, 2008 and the period from February 5, 2008 (Date of Inception) until December 31, 2008 respectively.  For each period, Operating Expenses consisting entirely of Depreciation Expense, and General and Administrative Fees which per partially offset by interest income of $103,342 and $153,417 for the same periods respectively. Included in operating expenses for each period was $985,936 for the fair value of warrants granted to consultants.

The Company recorded a net loss of $1,544,291, $2,107,054 and $2,111,637 for the three months ended December 31, 2008, the nine months ended December 31, 2008 and the period from February 5, 2008 (Date of Inception) until December 31, 2008 respectively. Excluding the fair value of the warrants granted to consultants the loss would have been of $558,355, $1,121,118 and $1,125,701 for the three months ended December 31, 2008, the nine months ended December 31, 2008 and the period from February 5, 2008 (Date of Inception) until December 31, 2008 respectively.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the continued development of our Products and Services, and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

As of December 31, 2008, working capital was $7,788,929 which was composed of $8,534,232 in current assets less $745,303 of current liabilities.

Operating activities used $9,066,146 in cash for the nine months ended December 31, 2008 and for the period from February 5, 2008 (Date of Inception) until December 31, 2008. The primary uses in Operating Activities were for the $8,135,897 increase in the depository account, net losses of $2,107,054 and $2,111,637 respectively. Investing activities used $5,236,835 and $5,586,838 in cash for the nine months ended December 31, 2008 and for the period from February 5, 2008 (Date of Inception) until December 31, 2008 respectively. Funds were used to purchase property and equipment. Financing Activities generated $14,390,000 and $14,755,150 in cash for the nine months ended December 31, 2008, and  for the period from February 5, 2008 (Date of Inception) until December 31, 2008 respectively.

As of December 31, 2008, there was cash in the amount of $102,169, which we believe is not sufficient cash to operate and achieve implementation of our full business plan. The success of our business plan is contingent upon us obtaining additional financing and establishing a consistent source of revenues. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of December 31, 2008, there were no off balance sheet arrangements.

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

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer Patricia Cohen, and our Chief Financial Officer, Paul Slusarczyk.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2008.

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

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

Except as described below, we are not a party to any pending legal proceeding, nor are we aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

On December 22, 2008, the Company filed an action in the Eighth Judicial District Court in and for Clark County, Nevada, at case no. 08-A-578406-B, against several persons, including former director and 5% shareholder Harvey Katz, and former employee Claudia Iovino, Iovino’s husband, a shareholder Caicedo Resources LLC and brokerage firms Glendale Securities, Citigroup Global Markets, Smith Barney, and Penson Financial Services.  Our complaint alleged multiple causes of action arising out of the conversion of the Company’s Series A Preferred Stock by Katz and Iovino into common stock in or about October 2008, and the subsequent public resale by Katz, Iovino, and Caicedo of some of those shares and / or other common stock held by the defendants.  The gravamen of the Company’s complaint was that the shares of common stock held by the Defendants, including the shares resulting from the conversion of the Series A Preferred Stock, could not be publicly resold by Defendants.  The Company’s complaint sought both damages and injunctive relief.  The Company moved for both a temporary restraining order and a preliminary injunction enjoining further sales of the securities and freezing the proceeds of all sales consummated thus far.

On December 22, 2008, the court issued a temporary restraining order which, inter alia, barred further sales of those shares by all defendants and temporarily freezing all proceeds of sales already consummated.  Defendants Katz and Iovino responded and objected to the TRO and any preliminary injunction on several grounds, including that SEC Rule 144 permitted the public resale of the securities in question.  After the end of the reporting period, on January 12, 2008, the court held a hearing on the Company’s motion for a preliminary injunction.  On January 16, 2009, the court entered a preliminary injunction which, inter alia, enjoined any further sale of the securities until the earlier of a full trial on the merits or May 20, 2009, but returned the proceeds of prior sales of the securities at issue to the defendants.

Defendants Katz and Iovino have moved to dismiss certain claims brought by the Company in its complaint, have answered the Company’s complaint, and have filed counterclaims seeking unspecified damages.  The Company intends to vigorously defend the pending motions and the counterclaims.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended December 31, 2008, we engaged in the following:

Series A Preferred Stock Conversion

Effective October 21, 2008 the entirety of our issued and outstanding Series A Preferred Stock was converted into 6,000,000 shares of our common stock.

Series C Preferred Stock Issuance

On August 29, 2008 we completed and closed a private placement of our newly created Series C Preferred Stock at an offering price of $1,000 per share.  We sold a total of 14,130 shares for total gross proceeds of $14,130,000, including $13,430,000 in cash and the cancelation of the $700,000 promissory note owed to JDC Group, Inc., incurred on August 6, 2008.  We filed a Current Report on Form 8-K on September 4, 2008, disclosing this private placement.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended December 31, 2008.

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

Blue Earth Solutions, Inc.

Date:	February 17, 2009

By: /s/ Patricia Cohen Patricia Cohen Title: Chief Executive Officer and Director