Form 10-K
period 2009-03-31
Blue Earth Solutions, Inc.
filed 2009-07-13
CIK 1387983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009

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
Registrant’s telephone number, including area code: 352-729-0150

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	not applicable

Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of each class
none

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes   No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes X  No 

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [  ] Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer      Accelerated filer   Non-accelerated filer    Smaller Reporting Company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   No X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  N/A

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date – 31,632,602 as of March 31, 2009.

Documents Incorporated by Reference: None.

 PART I
Item 1.   Business

Business Development

We were incorporated on March 28, 2006 as RM Health International, Inc., a Nevada corporation, and we conducted business under the name “R&M Online Health.” We have been providing an education resource and online purchase facility to the public through our website, www.rmhealthonline.com (our “Site”). On May 16, 2008, we entered into an Agreement and Plan of Merger with Blue Earth Solutions, Inc., a privately held Delaware corporation (“Blue Earth Delaware”), and Blue Earth Acquisition, Inc. (“Acquisition Sub”), our newly formed wholly-owned Nevada subsidiary.  In connection with the closing of this merger transaction, Blue Earth Delaware merged with and into Acquisition Sub on May 16, 2008, with the filing of articles of merger with the Nevada and Delaware secretaries of state.  Subsequently, on May 16, 2008, we merged with our Acquisition Sub in a short-form merger transaction under Nevada law in which we were the surviving entity and, in connection with this short form merger, changed our name to Blue Earth Solutions, Inc., effective May 16, 2008.

Description of Business

Overview

We are primarily engaged in the business of developing, implementing and marketing a practical, economical and safe means of recycling polystyrene foam, also known as Expanded Polystyrene (“EPS”) using two distinct methodologies.  First, we are developing and we are operating on a method of recycling EPS which we call our Blue Line. Second we are continuing to develop the StyroSolve™ system which is a closed-loop process for collecting and recycling EPS foam products.

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

Our Blue Line system uses many of these traditional recycling technologies.  Our goal is to improve upon these traditional methods using improved manufacturing techniques.  Ultimately, our goal is to move entirely to our closed-loop Styrosolve system.  Many practical and technological challenges remain, however, and there can be no assurance that we will be successful.

EPS Recycling Systems

We are presently pursuing development of two distinct systems for recycling EPS, our original Styrosolve™ system and our alternate Blue Line system.  Our StyroSolve™ system for recycling EPS is a closed loop, next generation polystyrene recycling process utilizing StyroSolve™, our safe, environmentally-friendly solvent.

We have tested our Styrosolve™ process for recycling EPS only on a small scale in a test production environment. Thus far, we have experienced significant delays and technical obstacles in our efforts to move to meaningful production scale using our Styrosolve™ process.  As a result, we have not utilized this process on a large, commercial scale. Because we have not yet tested or conducted operations on a commercial scale, we cannot predict what additional technical, operational, or business challenges may arise as we try to commence recycling operations using our Styrosolve™ process on a commercial scale. On a testing and limited production basis, however, our Styrosolve™ process has not proved as efficient as anticipated and does not yet offer advantages over existing EPS recycling methodologies in practice.  We may or may not be able to overcome the challenges that have arisen and conduct operations using our Styrosolve™ process successfully on a scale necessary to achieve profitable operations. Thus, our Styrosolve™ process must be considered unproven technology.

Simultaneous with the development of the StyroSolve™ system, we have pursued a separate process to convert EPS into marketable plastic pellets which we are calling our “Blue Line” (“Blue Line”). Our Blue Line system primarily uses established recycling technologies and methods.  Compared to our Styrosolve™ system, the Blue Line creates less waste, converts a higher percentage of EPS into useable crystal polystyrene pellets, reduces energy consumption, requires fewer chemical inputs, occupies less square footage and is less labor intensive. The Blue Line system is presently running on a limited production basis only.  As with our Styrosolve™ process, we may or may not be able to overcome the challenges that arise and conduct operations using our Blue Line process successfully on a scale necessary to achieve profitable operations. Thus, our Blue Line process must also be considered unproven technology.

Other Products

In addition to the products and processes we own relating to the recycling of polystyrene, we possess six additional products.  We do not anticipate that the production and sale of these products will be significant in comparison to our polystyrene recycling operations.  Each of these products has been produced, marketed, and distributed on a very limited basis only to date, and include:

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

Competition

Competition in the field of polystyrene recycling is not intense at this point, but may increase in the future.  We expect to experience significant competition from other polystyrene recycling companies, or from polystyrene manufacturing companies. At this time, we are not aware of any other commercial entity that is researching or developing techniques for the recycling of polystyrene utilizing methods similar to our Styrosolve™ process. Different methods of polystyrene recycling are being used in a variety of other applications. The following are polystyrene recycling companies known to us.

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

Intellectual Property

We possess technology and formulas protected by U.S. Patent #5,223,543 #6,743,828 B1, #7,241,858 B2 and #7321,003 B2. The patents cover the EPS recycling process used by the StyroSolve system. These systems are marketed under the StyroSolve ™ brand name, which is also owned by us.  We have not applied for any intellectual property protection for our Blue Line system, and may not be able to do so as it is largely based on existing recycling technologies and methods.

We have not filed patent applications for the key technologies underlying our six other products which we have acquired, specifically Tire Muscle®, Dumpster Ease™, Diaper Ease™, Nu-Silver, Nu-Brass, and Nu-Chrome.

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

Employees

As of March 31, 2009 we had nineteen full-time employees, including management, administrative support, research staff, and operational personnel. None of our employees are covered by a collective bargaining agreement. We have employment agreements in place for our CEO and corporate secretary, Patricia Cohen; our President and CFO, Paul Slusarczyk. We also had a written consulting agreement in place with Richard Iantosca, a chemical specialist on March 31, 2009, whereby we agreed to pay Mr. Iantosca $3,000 per month in exchange for scientific consulting services.  Mr. Iantosca’s consulting services were terminated in April of 2009.

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

Subsidiaries

We currently have five wholly owned subsidiaries in five separate states.  These entities were formed for the purpose of purchasing real property and/or issuing municipal bonds.  There is currently no activity in any of the subsidiaries.  We will form additional subsidiaries as required by the terms of any municipal bond financing we are able to obtain as many of the jurisdictions in which we are trying to obtain such financing will require that the issuer be incorporated in that jurisdiction.

Item 2.   Properties

We conduct our operations from our principal office located at 13511 Granville Ave., Clermont, FL, 34711.  The space occupied for our office and processing center is approximately 11,000 square feet.  This property is encumbered by a mortgage in the principal amount of $1,049,000, due in twenty six months, with interest only payments due monthly until maturity in the amount of $6,119.17.

Item 3.   Legal Proceedings

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

Defendants Katz and Iovino filed an Answer and Counterclaim on January 29, 2009, an Answer and Amended Counterclaim on February 9, 2009 and a Second Amended Counterclaim on March 17, 2009 seeking unspecified damages.  The parties are now engaged in discovery, which is scheduled to end on November 29, 2009.  No trial date has yet been set.  The Company continues to vigorously prosecute its claims and defend against Katz and Iovino’s counterclaims.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the quarter ended March 31, 2009.

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

Our authorized capital stock consists of 74,500,000 shares of common stock, $0.001 par value per share, and 500,000 shares of preferred stock, $0.001 par value per share. As of June 25, 2009, there were 31,632,602 shares of our common stock and 14,130 shares of our Series C Preferred Stock issued and outstanding,

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by the FINRA. The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTCBB under the symbol “BESN.”

The following table sets forth the range of high and low sales price for our common stock for each of the periods indicated as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending March 31, 2009 (1)
Quarter Ended	High $	Low $
March 31, 2009	$2.85	$1.75
December 31, 2008	$7.95	$2.16
September 30, 2008	$11.90	$4.60
June 30, 2008	$5.60	$3.20
Fiscal Year Ending March 31, 2008
Quarter Ended	High $	Low $
March 31, 2008	0	0
December 31, 2007	0	0
September 30, 2007	0	0
June 30, 2007	0	0
(1)Prior to June 9, 2008, we traded as RMHL.  The high and low sales prices shown for the quarter ended June 30, 2008, reflects the high and low sales price once the stock began trading as BESN on June 9, 2008.

Holders of Our Common Stock

As of June 25, 2009, we had 31,632,602 shares of our common stock issued and outstanding, held by 77 shareholders of record.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information As of March 31, 2009
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	0	0	0
Total	0	0	0

(a)	No stock rights exist at March 31, 2009
(b)	No stock rights exist at March 31, 2009
(c)	No stock rights exist at March 31, 2009

Recent Sales of Unregistered Securities.

On October 21, 2008, Claudia and Nic Iovino converted 160,000 shares of our Series A Preferred Stock into 2,400,000 shares of our common stock and Harvey Katz converted 240,000 shares of our Series A Preferred Stock into 3,600,000 shares of our common stock.

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

Overview

As of March 31, 2009, we conduct limited operations only from our facility at 13511 Granville Ave., Clermont, FL, 34711, utilizing our Blue Line system.

We had anticipated beginning recycling operations on a full commercial scale during the quarter ended September 30, 2008, but have experienced unexpected delays.  We may or may not be able to overcome the challenges that arise and conduct operations successfully on a scale necessary to achieve profitable operations. Therefore, our processes must be considered unproven technologies and a high-risk business plan.

Anticipated Expenses in the next twelve months

Over the next twelve months, we intend our efforts to extend our operations beyond our Clermont, Florida plant to processing centers in Memphis, TN, Atlanta, GA, Dallas TX, Houston, TX, Fort Smith AK, Jacksonville, FL and locations within the states of California, Oregon, Washington, Nevada, Arizona, Colorado and Utah.  We do not presently have sufficient capital to fully proceed with this expansion plan.  In connection with raising this additional capital, we will incur appropriate accounting and legal fees.  Our ability to open additional processing centers will be dependent upon our success in obtaining financing, primarily through municipal bond offerings sponsored by the communities where we plan to build processing centers. Thus far we have been unsuccessful in obtaining this financing, which has delayed our efforts to add additional facilities.  Should we continue to be unsuccessful in obtaining municipal bond financing, our business plan may be further delayed.

Should we be successful in obtaining the necessary municipal bond financings to open additional facilities, we anticipate that the approximate expenses associated with the cost of opening and operating each processing center for twelve months will be as follows:

Processing Center

Item	Average Cost of Opening
Building and improvements	$3,069,188
Processing Line One	$2,369,500
Processing Line Two	$755,000
Equipment, electrical, etc common two both lines	$440,000
Material Handling Equipment	$98,600
Recycling equipment	$25,500
Transportation equipment	$900,000
Miscellaneous Maintenance and Safety Equipment	$14,500
Office Furniture	$21,750
Operational and production Technology	$742,800
Start up expenses	$416,950

Total	$8,853,788

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

Plan for other Products and Services

In addition to our recycling operations, we produce six other products on a very limited basis, including Tire Muscle®, Dumpster Ease, Diaper Ease, Nu-silver, Nu-Brass, and Nu-Chrome.  These products have a limited customer base and have not been heavily marketed or distributed. We intend to continue producing small amounts of these products for existing customers while seeking other companies or individuals that may wish to purchase the rights to these products.

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

Sales Personnel

As of March 31, 2009, we have hired and deployed one sales person to focus on foam collection in the Central Florida area. We have been contracting independent marketing representatives to sell and distribute Tire Muscle, Dumpster Ease and other proprietary formulas and polishes.  In addition, we will continue to use the services of our executive management to sell our services and products. As the area in which our services and products are offered expands, however, we plan to employ additional regional sales representatives to promote and sell our recycling services to governments, companies, and the general public. These sales representatives will be responsible for soliciting, selecting and securing accounts within a particular regional territory.  We may or may not continue this pay policy depending on the territory in the country.  We expect to provide service and support to our sales representatives, including advertising and sales materials.

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

Results of Operations for the Three and Twelve Months Ended March 31, 2009 and the Period from February 5, 2008 (Date of Inception) until March 31, 2009

Revenue of $11,414 and $31,867 was generated for the three and twelve months ended March 31, 2009 and the period from February 5, 2008 (Date of Inception) respectively. Sales in the three months ended March 31, 2009 were primarily a result of pellet sales and the other sales were from sales of our non-recycling related products, primarily Tire Muscle® and Dumpster Ease™. Cost of Sales for the same time periods were $58,005 and $64,991 respectively. The Company incurred negative Gross Profit due to the low volume of production during this start up period together with high fixed costs. Negative Gross Profits should shrink as the Company increases production levels without a proportionate increase in costs but will increase further should expenses increase or revenue decrease. Operating Expenses were $519,224, $2,765,484 and $2,770,067 for the three and twelve months ended March 31, 2009 and the period from February 5, 2008 (Date of Inception) respectively. For each period, Operating Expenses consisted entirely of Depreciation, and General and Administrative Expenses partially offset by net interest income of $47,028, $172,767 and $172,767 respectively.  Included in Operating Expenses for the twelve months ended March 31, 2009 and for the period from February 5, 2008 (Date of Inception) until March 31, 2009 was $985,936 for the fair value of warrants granted to consultants.

The Company recorded a net loss of $518,787, $2,625,841 and $2,630,424 for the three months ended March 31, 2009, the twelve months ended March 31, 2009 and the period from February 5, 2008 (Date of Inception) until March 31, 2009 respectively. Excluding the fair value of the warrants granted to consultants the loss would have been $1,639,905 and $1,644,488 for the twelve months ended March 31, 2009 and the period from February 5, 2008 (Date of Inception) until March 31, 2009 respectively.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the continued development of our Products and Services, and the professional fees associated with our being a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

As of March 31, 2009, working capital was $6,527,013 which was composed of $8,541,166 in current assets less $2,014,153  of current liabilities.

Operating activities used $9,408,115 in cash for the twelve months ended March 31, 2009 and for the period from February 5, 2008 (Date of Inception) until March 31, 2009. The primary uses in Operating Activities were for the $8,206,990 increase in the depository account, net losses of $2,625,841 and $2,630,424 respectively. Investing activities used $5,388,840 and $5,738,840 in cash for the twelve months ended March 31, 2009 and for the period from February 5, 2008 (Date of Inception) until March 31, 2009 respectively. Funds were used to purchase property and equipment. Financing Activities generated $14,832,500 and $15,1976,650 in cash for the twelve months ended March 31, 2009, and  for the period from February 5, 2008 (Date of Inception) until march 31, 2009 respectively.

As of March 31, 2009, there was cash in the amount of $50,695, which we believe is not sufficient cash to operate and achieve implementation of our full business plan. The success of our business plan is contingent upon us obtaining additional financing and establishing a consistent source of revenues. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.  If our attempts to raise additional capital are not successful, then implementation of our business plan may be delayed.

Off Balance Sheet Arrangements

As of March 31, 2009, there were no off balance sheet arrangements.

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

Item 8.   Financial Statements and Supplementary Data

See the financial statements annexed to this annual report.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 304(b) of Regulation S-K during the fiscal year ending March 31, 2009.  However, the audit report of our auditor, Moore & Associates, Chartered, Independent Registered Public Accounting Firm, for the year ended March 31, 2009, contains and uncertainty about our ability to continue as a going concern.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009. Based on this evaluation, our management has concluded that our disclosure controls and procedures adequately ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The evaluation did not identify any change in our internal control over financial reporting that occurred during the fiscal year ended March 31, 2009 that has materially affected or is reasonably likely to materially affect our internal control over such reporting.

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

Item 9B.  Other Information

Purchase of Property at 3428 Browns Mill Road, Atlanta, Georgia.
On January 14, 2009, Blue Earth Solutions Georgia, Inc., a Georgia corporation (“BE Georgia”) and our wholly owned subsidiary, entered into an agreement with Stanley Konter, Rose Konter, Natalie Sarnat, Jonathan Sarnat, Elissa Konter & Harris Konter to purchase the real property and improvements at 3428 Browns Mill Road, Atlanta, Georgia (the “Georgia Property”).  BE Georgia provided $25,000 in an earnest money deposit in connection with the purchase of the Georgia Property.  At this point in time, BE Georgia is unable to complete the purchase of the Georgia Property.  Because of BE Georgia’s failure to purchase the Georgia Property, the earnest money deposit was divided between three parties on June 17, 2009.  BE Georgia received $12,655.00.  The sellers received $10,000.  The Gibson Law Firm, which was serving as the escrow agent, received $2,345.00

Purchase of 4210 B.F. Goodrich Boulevard, Memphis, Tennessee
On January 14, 2009, Blue Earth Solutions Tennessee, Inc., a Tennessee corporation and our wholly owned subsidiary (“BE Tennessee”), entered into an agreement with The Guardian Life Insurance Company of America, a New York corporation, to purchase the real property and improvements at 4210 B.F. Goodrich Boulevard, Memphis, Tennessee (the “Tennessee Property”).  BE Tennessee provided $25,000 in an earnest money deposit in connection with the purchase of the Tennessee Property.  At this point in time, BE Tennessee is unable to complete the purchase of the Tennessee Property.  Because the transaction will not be closing, we anticipate that BE Tennessee will be returned $17,800 of the earnest money deposit.  The other $7,200 that comprised the initial deposit was spent on legal, surveying and title fees.

Purchase of American Marketing & Sales, Inc.
On March 17, 2009, we entered into a Stock Purchase Agreement (the “Agreement”) with Datameg Corporation, a Delaware corporation (“Datameg”) to purchase American Marketing & Sales, Inc., a Massachusetts corporation (“AMS”) from Datameg.  The closing of the purchase of AMS was contingent upon the satisfaction of conditions provided for in the Agreement.  This was reported on a Form 8k on March 31, 2009.

On June 24, 2009, the Board of Directors consented to the satisfaction of all of our remaining obligations under the Agreement.  As a result, on June 30, we completed the purchase of AMS, and it is now our wholly owned subsidiary.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance.

The following table sets forth information regarding the members of our board of directors and our executive officers and other significant employees as of the date of March 31, 2009.  All of our directors hold office until the next annual meeting of stockholders and their successors are duly elected and qualify. Executive officers serve at the request of the board of directors.

Name	Age	Office(s) Held
Patricia Cohen	55	CEO, Secretary, & Director
Paul Slusarczyk	62	President, CFO & Director
James Cohen, Jr.	26	Vice President of Sales & Director
Douglas Vaught	50	Vice President of Operations & Director
Samir Burshan	43	Director
Romulo Fernando Tachma Felix	45	Director
Paul Pelosi, Jr.	40	Director
Thomas Aro	66	Director

Set forth below is a brief description of the background and business experience of our current executive officers and directors.

Patricia Cohen, 55, has been our Chief Executive Officer, Secretary and Director since the Merger on May 16, 2008. Prior to joining Blue Earth Delaware, Mrs. Cohen was retired, focusing on managing family assets. From 2000 until 2004, she was a partner in Westfield Financial. Prior to that she was a member of the Board of Directors of Alpha Hospitality (1993-1997); the owner of The Restaurant at 625 Main, Classic Catering, and La Dolce Sera Restaurant (2000-2005); and a principal in Regent Air (1983-1987). Mrs. Cohen earned Bachelor’s and Master’s degrees in Education from Long Island University, graduating Summa Cum Laude.

Paul D. Slusarczyk, 62,  has been our President, Chief Financial Officer, and Director since the Merger on May 16, 2008.  Prior to joining Blue Earth Solutions, Paul spent one year as Vice President of HealthFair, a mobile medical screening company designing purchasing policies and focused heavily on vehicle preventative maintenance.  Between 2002 and 2006, he was CFO and a member of the board of directors of San Ignacio Development Company, focusing on the development of a major resort complex on the west coast of Mexico near the City of Los Mochis.  He was Senior Vice President of Food Services of the Americas, Inc., the White Castle Hamburger restaurant franchisee in Mexico, from November 1999 until March of 2001 and a member of its Board of Directors from November 1995 until March of 2001.  He served as its Chairman of the Board and President from its inception in November 1995 until November 1999. He served as Chairman of the Board of White Castle de Mexico, S.A. de C.V. from September 1994 until December 1997.  From 1993 until joining Food Services of the Americas, Inc. upon its formation, Mr. Slusarczyk was Managing Director of Grupo Mexicano de Video, S.A. de C.V. (“Grupo Mexicano”), a master Blockbuster franchisee for Mexico.  From 1987 through 1992, Mr. Slusarczyk was the Managing Director of Blockbuster Video, a wholly-owned subsidiary of Blockbuster Entertainment.  From 1983 until 1987, Mr. Slusarczyk owned and operated a chain of video stores that was subsequently acquired by Blockbuster Entertainment.  In addition, Mr. Slusarczyk was Senior Director of Finance for Waste Management, Inc., a corporation engaged in international waste disposal, from 1971 until 1983 and was part of a team that built a city to house 4,000 workers.

James Cohen, Jr., 26, is a member of the Board of Directors and the vice president of sales for Blue Earth Solutions, Inc.  He has held these positions since August 25, 2008.  He is the son of our CEO, Patricia Cohen.  From 2003-2008 Mr. Cohen was involved as a Real Estate Agent and owner of IDX Realty Inc. and also opened a net branch mortgage company with Christian Financial. Previously, Mr. Cohen served as General Manager of both La Dolce Sera Restaurant (2004-2005) and Classic Catering (2003-2005). He graduated from Florida State University in 2003 and holds a bachelors degree in Economics.

Douglas Vaught, 50, has been employed since September 2008 as the Vice President of Operations of Blue Earth Solutions where his responsibilities include overseeing the installation of the processing equipment and set up of the Clermont facility.  Mr Vaught was also appointed to the board of directors on February 4, 2009.  From February 2004 to September 2008, he was employed as the President of DSV Group, Inc. where his responsibilities included construction consulting and inspections for commercial and residential building projects.  He has an extensive background in industrial processing and installation of processing equipment.

Samir Burshan, 43, has been a member of the Board of Directors since November 4, 2008.  He has been employed as the Chairman and Managing Member of PrismOne Group LLC, a Florida limited liability company, a Florida based provider of networking related equipment and services, since its inception in December 2006. Previously, from 2004 until 2008, Mr. Burshan served as Managing Member of Step2 TechKnowledgies Group LLC and, from 1998 until 2008, as President of Step2 Technologies, Inc.  Mr. Burshan is a graduate of Washington University in St. Louis, where he earned a Bachelor of Arts degree in Architecture (1987), a Masters Degree in Architecture (1989), and a Masters Degree in Construction Administration (1989).

Romulo Fernando Tachma Felix, 45, has been a member of the Board of Directors since November 18, 2008.  He has been self-employed since August 2000 in Los Mochis, Mexico, focusing in the agricultural and retail gas station businesses.  Previously, from 1995 until 2000, Mr. Felix served as Corporate MIS Director of Coca-Cola Bottling Group in Tijuana, Mexico. Mr. Felix is a graduate of ITESM Campus Monterrey in Monterrey, Mexico, where he earned a degree in Computer Science in 1988.

Paul Pelosi, Jr., 40, has been a member of the Board of Directors since November 28, 2008.  He currently serves as an advisor to the Director of NASA Ames Research Center since February 2008 in Moffett Field, California, working on internal policies to define, document and communicate environmental effects regarding the implementation of sustainability development plans, recycling programs, environmental clean-up and bio-fuel utilization.  He is also a current board member of Airpatrol Corporation in Burnaby, Canada and Astrobotic Technology, Inc. located in Pittsburgh, Pennsylvania.  Mr. Pelosi is a graduate of Georgetown University where he earned his Bachelor of Arts degree in History (1991), a Law Degree specializing in International Business (1994) and a Masters in Business Administration (1995).

Thomas Aro, 66, has been a member of the Board of Directors since November 4, 2008.  He was employed by a publicly reporting gaming company, Empire Resorts, Inc., a Delaware corporation, from 1993 until his retirement in 2008.  At the time of his retirement, Mr. Aro served as Empire’s Executive Vice President and as the President and Chief Operating Officer of its gaming subsidiaries.  Mr. Aro graduated from the University of Arizona with a Bachelors of Science degree in Accounting, awarded in 1964.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers with the exception of Patricia Cohen and James Cohen, Jr., who are mother and son.

Involvement in Certain Legal Proceedings

Except for the litigation involving Harvey Katz, which is further described in Item 2, to  the best of our knowledge, during the past five years, none of the following  occurred  with  respect  to a present or former director, executive officer, or  employee: (1) any bankruptcy petition filed by or against any business  of which such person was a general partner or executive officer either at  the  time  of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal  proceeding  or  being subject to a pending criminal proceeding  (excluding  traffic  violations and other minor offenses); (3) being subject  to  any order, judgment or decree, not subsequently reversed, suspended or  vacated,  of  any  court  of  competent  jurisdiction,  permanently  or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in  any  type of business, securities or banking activities; and (4) being found by  a  court  of  competent  jurisdiction  (in  a  civil action), the SEC or the Commodities  Futures  Trading  Commission  to  have  violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

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

Section 16(a) Beneficial Ownership Reporting Compliance

The Company’s Form 10k for the fiscal year ending March 31, 2008 had Harvey Katz listed as the beneficial owner of 3,780,000 shares of the Company’s common stock.  To the best of our information, between late October 29, 2008, and December 12, 2008, Harvey Katz, in three separate transactions, sold a total of 300,000 shares of the Company’s common stock in a private sale to Caicedo Resources.  Between December 1, 2008 and December 16, 2008, in ten separate transactions, HarveyKatz sold a total of 161,370 shares Company’s common stock through Scottsdale Advisors, Inc., to the best of our information.  To the best of our information, the Company believes that Harvey Katz was the beneficial owner of more than 10% of the outstanding common stock of the Company at the time of each sale.  Harvey Katz did not file reports required by Section 16(a) in conjunction with any of the aforementioned sales.  Except for Harvey Katz’s repeated failure to file, to the best of our knowledge, no officer, director or beneficial owners of more than ten percent of our common stock failed to timely file reports required by Section 16(a) during the most recent fiscal year or prior years.

Code of Ethics Disclosure

As of March 31, 2009, we had not adopted a Code of Ethics for Financial Executives, which include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.  Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended March 31, 2009 and 2008.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Patricia Cohen, CEO, Secretary, and Chairman	2009 2008	$67,000 0	0 0	0 0	0 0	0 0	0 0	0 0	$67,000 0
Paul Slusarczyk, President and CFO	2009 2008	$60,000 0	0 0	0 0	0 0	0 0	0 0	0 0	$60,000 0
James Cohen, Jr., Vice President	2009 2008	$67,708 0	0 0	0 0	0 0	0 0	0 0	0 0	$67,708 0
Randy Weston, Former President and CEO	2009 2008	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Narrative Disclosure to the Summary Compensation Table

Patricia Cohen’s employment agreement provided her a $240,000 salary for the fiscal year ending March 31, 2009.  However, Mrs. Cohen waived her salary for the two first fiscal quarters.  As a result of this waiver, Mrs. Cohen’s salary for the year was $127,000.

Mrs. Cohen has not collected the entire $127,000 salary due her, as she agreed to defer her salary for the fourth quarter.  Because of this deferral, she has collected only $67,000 of salary from us. The remaining $60,000 in salary due Mrs. Cohen will be paid when we feel we possess sufficient capital reserves to pay her.

Paul Slusarcyzk’s employment agreement provided him a $240,000 salary for the fiscal year ending March 31, 2009.  However, Mr. Slusarcyzk waived his salary for the two first fiscal quarters.  As a result of this waiver, Mr. Slusarcyzk’s salary for the year was $120,000.

Mr. Slusarcyzk has not collected the entire $120,000 salary due him, as he agreed to defer his salary for the fourth quarter.  Because of this deferral, he has collected only $60,000 of salary from us.  The remaining $60,000 in salary due Mr. Slusarcyzk will be paid when we feel we possess sufficient capital reserves to pay him.

James Cohen, Jr. has not collected his entire $72,916.62 salary, as he agreed to defer $5,208 of the salary due him.  The remaining monies will be paid to Mr. Cohen when we feel we possess sufficient capital reserves to pay him.

We have a written employment contract with Mrs. Cohen that retains her through February of 2013. According to the terms of the agreement, Mrs. Cohen will receive a starting base salary of $240,000 per year, with a 20% increase each year on the anniversary of her employment agreement. Mrs. Cohen may also receive an annual bonus, payable quarterly equal to 1% of all gross revenues, and will be entitled to participate in any standard employee benefit plans, medical insurance plans, life insurance plans, disability income plans, retirement plans, vacation plans, expense reimbursement plans and other benefit plans which we may from time to time have in effect for all or most of our senior executives.

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

Stock Option Plans

We did not have a stock option plan in place as of March 31, 2009, and we have not adopted one subsequent to the reporting period as of the date of this report filed on form 10-K.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of March 31, 2009.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Patricia Cohen, CEO, Secretary, and Chairman	-	-	-	-	-	-	-	-	-
Paul Slusarczyk, President and CFO	-	-	-	-	-	-	-	-	-
James Cohen, Jr., Vice President
Randy Weston, Former President and CEO	-	-	-	-	-	-	-	-	-

Compensation of Directors

The table below summarizes all compensation of our directors as of March 31, 2009.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Patricia Cohen, CEO, Secretary, and Chairman	-	-	-	-	-	-	-
Paul Slusarczyk, President, CFO, and Director	-	-	-	-	-	-	-
James Cohen, Jr., Vice President and Director	-	-	-	-	-	-	-
Douglas Vaught, Vice President and Director	-	-	-	-	-	-	-
Samir Burshan, Director	-	-	-	-	-	-	-
Paul Pelosi, Jr., Director	-	-	-	-	-	-	-
Romulo Fernando Tachma Felix, Director	-	-	-	-	-	-	-
Thomas Aro, Director	-	-	-	-	-	-	-
Randy Weston, Former Director	-	-	-	-	-	-	-

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

Except as otherwise indicated, all Shares are owned directly and the percentage shown is based on 31,632,602 Shares of Common Stock issued and outstanding as of June 25, 2009. Addresses for all of the individuals listed in the table below are c/o Blue Earth Solutions, Inc., 13511 Granville Ave., Clermont, FL 34711.

Title of class	Name and address of beneficial owner (1)	Amount of beneficial ownership	Percent of class(2)
Current Executive Officers & Directors:
Common	Patricia Cohen	9,064,506 Shares	28.66%
Common	Paul Slusarczyk	8,914,506 Shares	28.18%
Common	James Cohen, Jr.	1,377,150 Shares(3)	4.35%
Common	Douglas Vaught	225,000 Shares	0.71%
Common	Samir Burshan	30,000 shares (6)	0.09%
Common	Romulo Fernando Tachma Felix	0 Shares	0.00%
Common	Paul Pelosi, Jr.	0 Shares	0.00%
Common	Thomas Aro	0 Shares	0.00%
Total of All Current Directors and Officers:
More than 5% Beneficial Owners
Common	Harvey Katz	3,318,630(4)	10.49%
Common	Claudia and Nic Iovino	2,420,000(5)	9.35%

(1)	Includes shares held directly with sole voting and investment power, unless otherwise indicated.
(2)	Includes shares subject to stock options and warrants that are held by the individual and exercisable within 60 days.
(3)	Mr. James E. Cohen, Jr. directly beneficially owns 1,147,000 shares of the Issuers common stock and 132,000 shares are held indirectly by JDG Group, Inc., which is controlled by Mr. Cohen.
(4)	The Company reported Harvey Katz as being the beneficial owner of 3,780,000 shares of the Company’s common stock in the Company’s annual report filed for the fiscal year ending March 31, 2008. In connection with a case in the Eighth Judicial District Court in and for Clark County, Nevada, Harvey Katz acknowledged selling 461,370 shares of common stock in an affidavit dated January 4, 2009. The Court enjoined Harvey Katz from selling any additional shares of the Company’s common stock until May 20, 2009. Therefore the Company assumes that as of May 20, 2009, Harvey Katz held 3,318,630 shares.
(5)	The Company reported Claudia and Nic Iovino as being the beneficial owners of 2,520,000 shares of the Company’s common stock in the Company’s annual report filed for the fiscal year ending March 31, 2008. In an affidavit dated January 4, 2009 that was filed with the Eighth Judicial District Court in and for Clark County, Nevada, Harvey Katz stated that he believed the Iovinos sold approximately 100,000 shares of the Company’s common stock in 2008. The Court enjoined the Iovino’s from selling any additional shares of the Company’s common stock until May 20, 2009. Therefore the Company assumes that as of May 20, 2009, the Iovino’s held 2,420,000 shares.
(6)	Held in the name of Burshan LLC, which Mr. Burshan controls.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Loans of Monies.

JEC Family LP, loaned a total of $498,119.17 to us between August 2008 and June 2009.  All of the loans are accruing interest at 8% annually.  As of June 30, 2009, the current accrued interest on the loans is $14,414.

Attached as Exhibit 10.1 is the promissory note evidencing the initial loan to us from the limited partnership and a schedule reflecting the additional loans to us by the limited partnership through May 29, 2009.  The attached note and schedule do not reflect the additional $36,000 that was loaned to us in June by the limited partnership.

There have not been any payments of interest or principal on the loaned monies.  We are currently delinquent in making interest payments.  We were obligated to begin making interest payments on May 15, 2009 and are obligated to make a payment of the interest due and owing on the 15th of every month thereafter until April 15, 2011 when the remaining principle and interest on the note comes due.

As a result of our failure to make interest payments, we are technically in default under the terms of the note.  However, we have not been declared in default by the note’s holder.  A $250 late fee is incurred for payments due and owing but not made within 10 days of the due date.  Additionally, failure to make a payment due under the note results in all of the principal and interest outstanding becoming immediately due and owing.  As of the date of this filing, the holder of the note has not assessed a late fee or demanded payment of all monies due and owing.

The General Partner of JEC Family LP is JEC Corp.  James Cohen, Sr., is the President of JEC Corp., and the spouse of Patricia Cohen, our CEO, Secretary, Director as well as the father of James Cohen, Jr., our Vice President and Director.

Guarantee, Loan of Monies and Sales Commission.

We purchased real property and improvements for use as our headquarters for a total purchase price of $1.7 million.  We executed a mortgage back in favor of the seller of that property in the principal amount of $1,049,000, due in three years, with interest only payments due monthly until maturity in the amount of $6,119.17.  The mortgage was personally guaranteed by our CEO, Patricia Cohen, and her spouse.

We borrowed the balance of the funds necessary to close on this real property from JDC Group, a Florida corporation, controlled by Jim Cohen, Jr.  In consideration, we executed a promissory note in favor of JDC Group in the principal amount of $671,396.62, due on demand, which bears simple interest at a rate of 7% per annum until paid.  The borrowed funds included that portion of the real estate commission owed Jim Cohen, Jr., $51,000, to which he was entitled for acting as our real estate agent in connection with the purchase of the real property.  Jim Cohen, Jr., is the adult son of our CEO, Patricia Cohen.  Subsequent to these events James Cohen, Jr., became our VP of Sales and a member of our Board of Directors.  The loan guarantee, promissory note and real estate commission were reported in a Form 8k filed on August 13, 2008.

On August 29, 2008 we completed and closed our private offering of our newly created Series C Preferred Stock.  In connection with this offering, we issued Series C Preferred Stock to JDC Group, Inc., in consideration for their cancelling a $700,000 promissory note owed to JDC Group, Inc.  JDC Group, Inc. is a Florida corporation controlled by James Cohen, Jr., a member of our Board of Directors, our VP of Sales and the adult son of our CEO, Patricia Cohen.  This event was reported on a Form 8k filed on September 4, 2008.

Except as set forth above, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction over the last two years or in any presently proposed transaction which, in either case, has or will materially affect us.

Item 14.   Principal Accountant Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended March 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2009	$23,437	$0	$0	$0
2008	$3,500	$0	$0	$0
2007	$0	$0	$0	$0

PART IV

Item 15.   Exhibits, Financial Statements Schedules

Index to Financial Statements Required by Article 8 of Regulation S-X

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm;
F-2	Consolidated Balance Sheet as of March 31, 2009 Pro Forma Consolidated Balance Sheet as of March 31, 2008;
F-3
Statements of Operations for the period from Inception (February 5, 2008) through March 31, 2009 and 2008 and Pro Forma Consolidated Statements of Operations for the three month period ending March 31, 2008;

F-4	Statement of Stockholders’ Equity;
F-5	Statements of Cash Flows for the period from Inception (February 5, 2008) through March 31, 2009 and 2008;
F-6	Notes to Consolidated Financial Statements.

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
10.1	Promissory Note dated August 15, 2008
23.1	Consent of Moore & Associates, Chartered, Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

 Blue Earth Solutions, Inc.

By:	/s/ Patricia Cohen
Patricia Cohen Chief Executive Officer, Director
July 13, 2009

By:	/s/ Paul Slusarczyk
Paul Slusarczyk Chief Financial Officer, Director
July 13, 2009

MOORE & ASSOCIATES, CHARTERED
           ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Blue Earth Solutions, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Blue Earth Solutions, Inc. (A Development Stage Company) as of March 31, 2009 and March 31, 2008, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year ended March 31, 2009, from inception on February 5, 2008 through March 31, 2008 and from inception on February 5, 2008 through March 31, 2009. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blue Earth Solutions, Inc. (A Development Stage Company) as of March 31, 2009 and March 31, 2008, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year ended March 31, 2009, from inception on February 5, 2008 through March 31, 2008 and from inception on February 5, 2008 through March 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 5 to the financial statements, the Company has accumulated deficit of $2,630,424 as of March 31, 2009, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 5.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered
Moore & Associates Chartered
Las Vegas, Nevada
June 23, 2009

6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

BLUE EARTH SOLUTIONS, INC.
(A Development Stage Company)
Balance Sheets

ASSETS
	March 31, 2009	March 31, 2008

CURRENT ASSETS
Cash and cash equivalents	$50,695	$15,150
Depository funds	8,206,990	-
Accounts receivable	10,907	-
Prepaid expenses	41,421	-
Inventory	231,153	-

Total Current Assets	8,541,166	15,150

PROPERTY AND EQUIPMENT, net	6,910,347	545,417

OTHER ASSETS
Deposits	65,555	-

TOTAL ASSETS	$15,517,068	$560,567

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,551,653	$-
Notes payable - related parties	462,500	200,000

Total Current Liabilities	2,014,153	200,000

LONG-TERM LIABILITIES
Notes payable	1,049,000	-

Total Current Liabilities	3,063,153	200,000

STOCKHOLDERS' EQUITY
Preferred stock, Series A, $0.001 par value, 10,000,000 shares authorized, -0- and 400,000 shares issued and outstanding	-	400
Preferred stock, Series B, $0.001 par value, 5,000,000 shares authorized, -0- and 36,500 shares issued and outstanding, respectively	-	37
Preferred stock, Series C, $0.001 par value, 5,000,000 shares authorized, 14,130 and no shares issued and outstanding, respectively	14	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 32,025,300 and 7,000,000 shares issued and outstanding, respectively	32,025	7,000
Additional paid-in capital	15,052,300	357,713
Deficit accumulated during the development stage	(2,630,424)	(4,583)

Total Stockholders' Equity	12,453,915	360,567

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,517,068	$560,567

The accompanying notes are an integral part of these financial statements.

BLUE EARTH SOLUTIONS, INC.
(A Development Stage Company)
Statements of Operations

	For the Year Ended March 31, 2009	From Inception on February 5, 2008 Through March 31, 2008	From Inception on February 5, 2008 Through March 31, 2009

REVENUES	$31,867	$-	$31,867
COST OF SALES	64,991	-	64,991

Gross Profit (Loss)	(33,124)	-	(33,124)

OPERATING EXPENSES

Depreciation expense	72,910	4,583	77,493
Warrant consulting expense	985,936	-	985,936
General and administrative	1,706,638	-	1,706,638

Total Operating Expenses	2,765,484	4,583	2,770,067

LOSS FROM OPERATIONS	(2,798,608)	(4,583)	(2,803,191)

OTHER INCOME (EXPENSES)

Interest income	224,853	-	224,853
Interest expense	(52,086)	-	(52,086)

Total Other Income (Expenses)	172,767	-	172,767

NET LOSS BEFORE INCOME TAXES	(2,625,841)	(4,583)	(2,630,424)

Income taxes	-	-	-

NET LOSS	$(2,625,841)	$(4,583)	$(2,630,424)

BASIC LOSS PER COMMON SHARE	$(0.13)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	19,512,650	7,000,000

The accompanying notes are an integral part of these financial statements

BLUE EARTH SOLUTIONS, INC.
(A Development Stage Company)
Statements of Stockholders' Equity

	Preferred Stock		Common Stock		Additional Paid-In	Deficit Accumulated During the Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance, February 5, 2008	-	$-	-	$-	$-	$-	$-

Common shares issued to founders	-	-	7,000,000	7,000	(6,850)	-	150

Series A preferred shares issued to founders	400,000	400	-	-	(400)	-	-

Series B preferred shares issued in a private placement at $10 per share	36,500	37	-	-	364,963	-	365,000

Net loss from inception through March 31, 2008	-	-	-	-	-	(4,583)	(4,583)

Balance, March 31, 2008	436,500	437	7,000,000	7,000	357,713	(4,583)	360,567

Recapitalization	-	-	20,759,300	20,759	7,099	-	27,858

Common shares returned and cancelled	-	-	(3,200,000)	(3,200)	3,200	-	-

Series B preferred shares issued in a private placement at $10 per share	44,000	44	-	-	439,956	-	440,000

Series B preferred shares converted to common	(80,500)	(81)	1,449,000	1,449	(1,368)	-	-

Common shares issued for services at $6.13 per share	-	-	17,000	17	80,733	-	80,750

Series C preferred shares issued in a private placement at $1,000 per share	14,130	14	-	-	14,129,986	-	14,130,000

Dividends on preferred stock	-	-	-	-	(945,355)	-	(945,355)

Series A preferred shares converted to common stock	(400,000)	(400)	6,000,000	6,000	(5,600)	-	-

Fair value of warrants granted	-	-	-	-	985,936	-	985,936

Net loss for the twelve months ended through March 31, 2009	-	-	-	-	-	(2,625,841)	(2,625,841)

Balance, March 31, 2009	14,130	$14	32,025,300	$32,025	$15,052,300	$(2,630,424)	$12,453,915

The accompanying notes are an integral part of these financial statements.

BLUE EARTH SOLUTIONS, INC.
(A Development Stage Company)
Statements of Cash Flows

	For the Year Ended March 31, 2009	From Inception on February 5, 2008 Through March 31, 2008	From Inception on February 5, 2008 Through March 31, 2009

OPERATING ACTIVITIES

Net loss	$(2,625,841)	$(4,583)	$(2,630,424)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Depreciation expense	72,910	4,583	77,493
Shares issued for services	80,750	-	80,750
Fair value of warrants granted	985,936	-	985,936
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	(106,976)	-	(106,976)
(Increase) decrease in accounts receivable	(10,907)	-	(10,907)
(Increase) decrease in depository accounts	(8,206,990)	-	(8,206,990)
(Increase) decrease in inventory	(231,153)	-	(231,153)
Increase (decrease) in accounts payable
and accrued expenses	634,156	-	634,156

Net Cash Used in Operating Activities	(9,408,115)	-	(9,408,115)

INVESTING ACTIVITIES

Purchase of property and equipment	(5,388,840)	(350,000)	(5,738,840)

Net Cash Used in Investing Activities	(5,388,840)	(350,000)	(5,738,840)

FINANCING ACTIVITIES

Repayment of notes payable	(200,000)	-	(200,000)
Borrowings of notes payable	462,500	-	462,500
Issuance of common shares for cash	-	150	150
Issuance of preferred shares for cash	14,570,000	365,000	14,935,000

Net Cash Provided by Financing Activities	14,832,500	365,150	15,197,650

NET INCREASE IN CASH	35,545	15,150	50,695

CASH AT BEGINNING OF PERIOD	15,150	-	-

CASH AT END OF PERIOD	$50,695	$15,150	$50,695

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$46,178	$-	$46,178
Income taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:

Property purchased for notes payables	$1,049,000	$200,000	$1,249,000

The accompanying notes are an integral part of these financial statements.

BLUE EARTH SOLUTIONS, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2009 and 2008

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

	For the Year Ended March 31, 2009	From Inception on February 5, 2008 Through March 31, 2008
Loss (numerator)	$(2,625,841)	$(4,583)
Shares (denominator)	19,512,650	7,000,000
Per share amount	$(0.03)	$(0.00)

Dividends
The Company has not adopted any policy regarding payment of common stock dividends. No common stock dividends have been paid during any of the periods shown.

Cash and Cash Equivalents
For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

BLUE EARTH SOLUTIONS, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2009 and 2008

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to the net loss before provision for income taxes for the following reasons:

	March 31, 2009	March 31, 2008
Income tax expense at statutory rate	$(1,024,078)	$(1,787)
Common stock issued for services	31,493	-
Warrants issued for services	384,515	-
Valuation allowance	608,070	1,787
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	March 31, 2009	March 31, 2008
NOL carryover	$609,857	$1,787
Valuation allowance	(609,857)	(1,787)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $1,563,738  for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

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

BLUE EARTH SOLUTIONS, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2009 and 2008

 1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting Basis
The basis is accounting principles generally accepted in the United States of America.  The Company has adopted a March 31 fiscal year end.

Stock-based compensation.
As of March 31, 2009, the Company has not issued any share-based payments to its employees.

The Company adopted SFAS No. 123-R effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1,2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R.

Recent Accounting Pronouncements
In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”).  FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly.  Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value.  This FSP is effective for interim and annual periods ending after June 15, 2009.  The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” (“FSP FAS 157-3”), which clarifies application of SFAS 157 in a market that is not active.  FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  The adoption of FSP FAS 157-3 had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise’s involvement with variable interest entities, including qualifying special-purpose entities.  This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged.  The Company adopted this FSP effective January 1, 2009.  The adoption of the FSP had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”).  FSP FAS 132(R)-1 requires additional fair value disclosures about employers’ pension and postretirement benefit plan assets consistent with guidance contained in SFAS 157.  Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009.  The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

BLUE EARTH SOLUTIONS, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2009 and 2008

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)
In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial  Assets and  Extinguishments of Liabilities,” and  FASB  Interpretation 46 (revised December 2003), “Consolidation of  Variable  Interest Entities − an interpretation of ARB  No. 51,” as well as other modifications.  While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company’s financial statements.  The changes would be effective March 1, 2010, on a prospective basis.

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

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

BLUE EARTH SOLUTIONS, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2009 and 2008

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)
In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations’.  This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

BLUE EARTH SOLUTIONS, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2009 and 2008

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of March 31, 2009.

Accounts Receivable
Receivables from the sale of goods and services are stated at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts.  The allowance is calculated based on past collectability and customer relationships.  The Company recorded an allowance for doubtful accounts of $467 and $-0- for the years ended March 31, 2009 and 2008, respectively.

Inventory
In accordance with ARB No. 43 “Inventory Pricing,” the Company’s inventory is valued at the lower of cost (the purchase price, including additional fees) or market based on using the entire value of inventory.  Inventories are determined based on the first-in first-out (FIFO) basis.

As of March 31 inventory consisted of the following:

	2009	2008
Raw materials	$231,153	-
Finished goods	-	-
Work in process	-	-
Total	$231,153	$

2.           PREFERRED STOCK – SERIES A

There are Ten Million (10,000,000) shares of Preferred Series A stock authorized with a par value of $0.0001.

The issued “Series A Preferred Stock” is referred to herein as the “Series A Preferred Stock.”

1.	Amount. The number of shares issued constituting Series A Preferred Stock shall be 400,000.

2.	Stated Capital. The amount to be represented in stated capital at all times for each share of Series A Preferred Stock shall be $16.50.

3.
Rank.  All shares of Series A Preferred Stock shall rank prior to all of the Corporation’s Common Stock, par value $.0001 per share (the “Common Stock”), now or hereafter issued, both as to payment of dividends and as to distributions of assets upon liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary.

BLUE EARTH SOLUTIONS, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2009 and 2008

2.           PREFERRED STOCK – SERIES A (CONTINUED)

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

(b)
In the event of any voluntary or involuntary liquidation, dissolution or winding-up of the Corporation, the holders of shares of this Series shall be entitled to receive the liquidation value of such shares held by them until the liquidation value of all shares of Series A Preferred Stock shall have been paid in full.  Upon payment in full of the liquidation value to which the holders of shares of the shares of Series A Preferred Stock are entitled, the holders of shares of this Series will not be entitled to any further participation in any distribution of assets by the Corporation.

(c)
Neither a consolidation or merger of the Corporation with or into any other corporation, nor a merger of any other corporation with or into the Corporation, nor a sale or transfer of all or any part of the Corporation’s

Assets or cash or securities or other property shall be considered a liquidation, dissolution or winding-up of the Corporation’s within the meaning of this Paragraph 5.

6.	Voting Rights.
The shares of Series A Preferred Stock shall have no voting rights,

7.
Redemption.
The shares of Series A Preferred Stock are redeemable at the option of the Corporation in cash at $16.50 per share or in shares of common stock in the ratio of five (5) shares of common stock for each share of Series A Preferred Stock redeemed. No redemption of Series A Preferred Stock shall be made in shares of common stock unless the common stock is trading at an average of $6.00 for a period of least twenty (20) consecutive days prior to the redemption. The Corporation shall send notice redemption at least 30 days prior to the date of redemption; and the holder may convert the Series A Preferred Stock in shares of Common Stock pursuant to paragraph 8 below at any time prior to the date of redemption as specified in the notice of redemption.

 BLUE EARTH SOLUTIONS, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2009 and 2008

2.           PREFERRED STOCK – SERIES A (CONTINUED)

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

3.           PREFERRED STOCK – SERIES B

There are Five Million (5,000,000) shares of Series B Preferred Stock authorized with a par value of 0.0001 per share, 36,500 of which have been issued.  Each Series B Preferred share has voting rights of one vote per share, is convertible to six Common Shares of the Company (“Common Shares”), carries a liquidation value of $10 per share, and bears a cumulative annual dividend of $1 per share, payable quarterly, which increases to $1.30 per share if the cash dividend is not paid within 30 days of the end of each quarter. In the event a dividend is not paid by  January 30 next following the year for which such dividend has accrued, the dividend will be payable in common shares valued at the average closing price for the preceding twenty trading days. The Series B Preferred Shares are callable by the Company upon 30 days’ notice at $10.00 per share during which time the holder may convert into common shares.  Upon conversion of the Preferred Shares into common shares, each holder will in addition to receive two warrants for each Series B Preferred Share converted, exercisable into common shares at $4.00 per share until December 31, 2010. The Warrants are callable by the Company upon thirty days’ notice in the event the Common Shares trade for the ten trading days preceding such notice at or above $6.00 per share Holders may exercise their warrants during the notice period.

BLUE EARTH SOLUTIONS, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2009 and 2008

4.           PREFERRED STOCK – SERIES C

The Company’s Series C Preferred Stock carries rights and preferences senior to those of its common stock and to the rights of its Series A Preferred Stock and Series B Preferred Stock.

The Company’s Series C Preferred Stock votes with the  common stock at a rate of 100 votes for every share of Series C Preferred Stock.  Each share of the Series C Preferred Stock is entitled to a cumulative dividend of $80 per share, payable annually on December 31 of each year, prorated to the date of issuance for partial years.  If the Company has funds legally available to pay the dividend, but fails to do so by January 31 of the following year, then the missed dividend increases to $104 per share payable in cash or, at the option of the Series C Preferred shareholder, the Company’s common stock valued at the average closing price for the twenty trading days after December 31 just passed.  The dividend on the Series C Preferred Stock must be paid prior to the payment of any dividends to the holders of the Company’s Series A Preferred Stock, our Series B Preferred Stock, or its common stockholders.  The Series C Preferred Stock also carries a $1,000 per share liquidation preference, which must be paid prior to any amounts paid upon liquidation of the Company to the holders of our Series A Preferred Stock, its Series B Preferred Stock, or its common stockholders.

The Company can redeem the Series C Preferred Stock upon written notice of not less than thirty days nor more than sixty days and upon the payment of $1,100 per share.  Upon receipt of a redemption notice, holders of the Series C Preferred Stock may elect to convert their shares into, for each share of Series C Preferred Stock converted, one hundred and sixty shares of our common stock and a warrant to purchase one hundred shares of the Company’s common stock at any time prior to December 31, 2010 at a strike price of $8.00 per share.

4.           CAPITAL STOCK

There are a total of One Hundred Million (100,000,000) shares of common stock authorized having a par value of $0.0001 per share.  The Company issued the 7,000,000 common shares and 400,000 Series A Preferred Shares to its founders at its inception for cash of $150.

During the year ended March 31, 2008, 36,500 shares of the Series B Preferred Stock were issued for $365,000 in cash in a  private placement.

During the year ended March 31, 2009, 44,000 shares of the Series B Preferred Stock were issued for $440,000 in cash in a  private placement. An additional 14,130 shares  of the Series C Preferred stock were issued for $14,130,000 in cash in a private placement.
Also, during the year ended March 31, 2009, a recapitalization occurred and the Company issued 20,759,300 shares of common stock and 3,200,000 shares of common stock were returned and cancelled.

Two stock conversions occurred during the year.  A total of 400,000 shares of the Company’s Series A Preferred stock were converted into 6,000,000 shares of common stock and 80,500 shares of the Series B Preferred stock were converted into 1,449,000 share of common stock.  During the year 17,000 shares of common stock were issued for services at $6.13 per share.  As of March 31, 2009, the Company had 32,025,300 common shares issued and outstanding.

BLUE EARTH SOLUTIONS, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2009 and 2008

5.            GOING CONCERN
The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company has accumulated deficit of $2,630,424 as of March 31, 2009.  The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

6.   NOTES PAYABLE-RELATED PARTIES

For the year ended March 31, 2009, the Company had a total of $462,500 in related party notes payable.  The notes payable are interest bearing, secured by equipment, and are due and payable upon demand. The note for $407,500 bears interest at 8% per annum and the note for $55,000 bears interest at 12% per annum.

7.           PROPERTY AND EQUIPMENT

The Company’s equipment is recorded at cost and is being depreciated over its estimated useful life of 5 years using the straight line method. Depreciation expense for the periods ended March 31, 2009 and 2008 was $72,910 and $4,583, respectively.

The components of equipment as of March 31, 2009 are as follows:

Manufacturing equipment	$4,991,675
Vehicles	111,379
Building and improvements	579,786
Land	1,305,000
Less: Accumulated depreciation	(77,493)

Net Property and Equipment	$6,910.347

8.           CONTINGENCIES

The Company has sued certain shareholders to prevent them from publicly trading unregistered shares of the Company’s common stock. The shareholders have made a counter claim against the Company for damages. The Company believes that the counter claim will be offset by the Company’s claim resulting in no net loss. Accordingly, the Company has not recorded a reserve for the counter claim at this time. The Company’s legal counsel estimates the cost of bringing the case through trial to be approximately $200,000 including the fees accrued to date.