Form 10-Q
period 2009-06-30
Blue Earth Solutions, Inc.
filed 2009-09-21
CIK 1387983

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [  ] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company	[ ] Accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes   [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 33,032,602 common shares as of September 21, 2009.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of June 30, 2009 (Unaudited) and March 31, 2009;
F-2	Statements of Operations (unaudited) for the three months ended June 30, 2009 and 2008, and the period from February 5, 2008 (Inception) to June 30, 2009;
F-3	Statements of Cash Flows (unaudited) for the three months ended June 30, 2009 and 2008, and the period from February 5, 2008 (Inception) to June 30, 2009;
F-5	Notes to Unaudited Financial Statements

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended June 30, 2009 are not necessarily indicative of the results that can be expected for the full year.

BLUE EARTH SOLUTIONS, INC.
(A Development Stage Company)
Balance Sheets

	June 30, 2009	March 31, 2009
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$-	$50,695
Accounts receivable	19,333	10,907
Prepaid expenses	28,401	41,421
Inventory (Note 4)	252,250	231,153
Total Current Assets	299,984	334,176
PROPERTY AND EQUIPMENT, net	6,840,724	6,910,347
OTHER ASSETS
Depository funds (Note 5)	8,273,991	8,206,990
Deposits	41,615	65,555
Total Other Assets	8,315,606	8,270,545
TOTAL ASSETS	$15,456,314	$15,517,068

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,107,131	$1,551,653
Bank overdraft	21,900	-
Notes payable - related parties (Note 6)	553,119	462,500
Total Current Liabilities	2,682,150	2,014,153
LONG-TERM LIABILITIES
Notes payable (Note 7)	1,049,000	1,049,000
Total Liabilities	3,731,150	3,063,153

STOCKHOLDERS' EQUITY
Preferred stock, Series A, $0.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	-	-
Preferred stock, Series B, $0.001 par value, 5,000,000 shares authorized, -0- shares issued and outstanding	-	-
Preferred stock, Series C, $0.001 par value, 5,000,000 shares authorized, 14,130 shares issued and outstanding (Note 5)	14	14
Common stock, $0.001 par value, 100,000,000 shares authorized, 31,632,602 and 32,025,300 shares issued and outstanding, respectively	31,632	32,025
Additional paid-in capital	14,835,665	15,052,300
Deficit accumulated during the development stage	(3,142,147)	(2,630,424)
Total Stockholders' Equity	11,725,164	12,453,915
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,456,314	$15,517,068

The accompanying notes are an integral part of these unaudited financial statements.

BLUE EARTH SOLUTIONS, INC.
(A Development Stage Company)
Statements of Operations
(unaudited)

	For the Three Months Ended June 30, 2009	For the Three Months Ended June 30, 2008	From Inception on February 15, 2008 Through June 30, 2009

REVENUES	$23,900	$10,234	$55,767
COST OF SALES	91,193	1,343	156,184

Gross Profit (Loss)	(67,293)	8,891	(100,417)

OPERATING EXPENSES
General and administrative	476,532	159,215	3,246,599

Total Operating Expenses	476,532	159,215	3,246,599

LOSS FROM OPERATIONS	(543,825)	(150,324)	(3,347,016)

OTHER INCOME (EXPENSES)
Interest income	67,354	-	292,207
Loss on sale of equipment	(5,142)	-	(5,142)
Interest expense	(30,110)	-	(82,196)

Total Other Income (Expenses)	32,102	-	204,869

NET LOSS BEFORE INCOME TAXES	(511,723)	(150,324)	(3,142,147)

Income taxes	-	-	-

NET LOSS	$(511,723)	$(150,324)	$(3,142,147)

BASIC LOSS PER COMMON SHARE	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	31,828,952	24,559,300

The accompanying notes are an integral part of these unaudited financial statements

BLUE EARTH SOLUTIONS, INC.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

	For the Three Months Ended June 30, 2009	For the Three Months Ended June 30, 2008	From Inception on February 5, 2008 Through June 30, 2009

OPERATING ACTIVITIES

Net loss	$(511,723)	$(150,324)	$(3,142,147)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Depreciation expense	67,730	18,333	145,223
Shares issued for services	65,572	-	146,322
Loss on sale of equipment	5,142	-	5,142
Fair value of warrants granted	-	-	985,936
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and deposits	36,960	(72,941)	(70,016)
(Increase) in accounts receivable	(8,426)	(1,010)	(19,333)
(Increase) in inventory	(21,097)	(4,091)	(252,250)
Increase in accounts payable and accrued expenses	272,878	12,321	907,034

Net Cash Used in Operating Activities	(92,964)	(197,712)	(1,294,089)

INVESTING ACTIVITIES
Increase in depository funds	(67,001)	-	(8,273,991)
Sale of equipment	23,500	-	23,500
Purchase of property and equipment	(26,749)	(115,320)	(5,765,589)

Net Cash Used in Investing Activities	(70,250)	(115,320)	(14,016,080)

FINANCING ACTIVITIES

Repayment of notes payable	-	-	(200,000)
Increase in bank overdraft	21,900	-	21,900
Proceeds from notes payable – related parties	90,619	-	553,119
Issuance of common shares for cash	-	-	150
Issuance of preferred shares for cash	-	440,000	14,935,000

Net Cash Provided by Financing Activities	112,519	440,000	15,310,169

BLUE EARTH SOLUTIONS, INC.
(A Development Stage Company)
Statements of Cash Flows (cont’d)
(unaudited)

	For the Three Months Ended June 30, 2009	For the Three Months Ended June 30, 2008	From Inception on February 5, 2008 Through June 30, 2009

NET INCREASE IN CASH	(50,695)	126,968	-
CASH AT BEGINNING OF PERIOD	50,695	15,150	-

CASH AT END OF PERIOD	$-	$142,118	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$30,110	$-	$76,288
Income taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:

Property purchased for notes payables	$-	$-	$1,249,000

The accompanying notes are an integral part of these unaudited financial statements

BLUE EARTH SOLUTIONS, INC.
(A Development Stage Company)
Notes to the Financial Statements
Period of February 5, 2008 (Inception) to June 30, 2009

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2009 audited financial statements.  The results of operations for the period ended June 30, 2009 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has limited revenues and has generated losses from operations.

In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and to develop a consistent source of revenues.  Management’s plans include developing and marketing a practical, economical, and environmentally safe means of disposing of and recycling certain polystyrene and expended polystyrene products.

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

BLUE EARTH SOLUTIONS, INC.
(A Development Stage Company)
Notes to the Financial Statements
Period of February 5, 2008 (Inception) to June 30, 2009

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In May 2009, the FASB issued FAS 165, “Subsequent Events.”  This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). FAS 165 requires an entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The adoption of FAS 165 did not have a material impact on the Company’s financial condition or results of operation.

In June 2009, the FASB issued FAS 166, “Accounting for Transfers of Financial Assets - an amendment of FAS 140.” FAS 140 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets: the effects of a transfer on its financial position, financial performance, and cash flows: and a transferor’s continuing involvement, if any, in transferred financial assets. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of FAS 166 to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 167, “Amendments to FASB Interpretation No. 46(R).” FAS 167 is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FAS 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provided timely and useful information about an enterprise’s involvement in a variable interest entity. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of FAS 167 to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” FAS 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.The Company does not expect the adoption of FAS 168 to have an impact on the Company’s results of operations, financial condition or cash flows.

BLUE EARTH SOLUTIONS, INC.
(A Development Stage Company)
Notes to the Financial Statements
Period of February 5, 2008 (Inception) to June 30, 2009

NOTE 4 – INVENTORY

The Company’s inventory is comprised of chemicals for the recycling of polystyrene, and is comprised of the following:

	June 30, 2009	March 31, 2009
Raw materials	$199,652	$231,153
Finished goods	52,598	-
Work in process	-	-
Total	$252,250	$231,153

NOTE 5 – SERIES C PREFERRED STOCK AND DEPOSITORY FUNDS

On August 29, 2008, the Company completed and closed a private offering of newly-created Series C Preferred Stock at an offering price of $1,000 per share in a private placement.  The Company sold a total of 14,130 shares for total gross proceeds of $14,130,000, including $13,430,000 in cash and the cancelation of the $700,000 promissory note (see Form 8K filed August 13, 2008). Of the proceeds, $8,500,000 was deposited in a fund in an offshore account. Upon deposit, we signed an agreement (the “Agreement”) governing the Funds, which was not countersigned by the fund administrator.  As a result, there remains a dispute as to the control and dispositions of the Funds which management is currently exploring. The Agreement details the investment return that the Company will earn on the Funds.  Additionally, pursuant to the Agreement, the Company agreed to wait to withdraw $8,000,000 of the Funds until one of several stated conditions were met.  The Company was and is entitled to withdraw the earnings, less the investment fees, generated by the Funds without restriction.

The Funds were classified as a current asset at March 31, 2009 because they were considered by management to be a liquid asset.  During the quarter ended March 31, 2009, the Company was unsuccessful issuing bonds in a depressed bond market, which put a strain on the Company to meet its operating expenses. During the quarter ended June 30, 2009, the Company attempted to withdraw some of the Funds, but met resistance from the fund management with respect to the release of the Funds.  The Company is taking steps to get the Funds released.  In the interim, the Company is re-classifying the Funds as a non-current asset until such time that the Funds are released.

BLUE EARTH SOLUTIONS, INC.
(A Development Stage Company)
Notes to the Financial Statements
Period of February 5, 2008 (Inception) to June 30, 2009

NOTE 6 – NOTES PAYABLE-RELATED PARTIES

At March 31, 2009, the Company had a total of $462,500 in related party notes payable.  During the three months ended June 30, 2009, the Company received an additional $90,619 in advances, resulting in a balance of $553,119 at June 30, 2009.  The notes payable are interest bearing, secured by equipment, and are due and payable upon demand. The notes bear interest at 8% to 12% per annum.

NOTE 7 – LONG-TERM NOTES PAYABLE

On August 6, 2008, the Company purchased real property and improvements it uses as its headquarters for a total purchase price of $1.7 million. The Company executed a mortgage, backed in favor of the seller of that property, in the principal amount of $1,049,000, due in three years, with interest only payments due monthly until maturity in the amount of $6,119.  The mortgage was personally guaranteed by the Company’s CEO and her spouse.

NOTE 8 – STOCKHOLDERS’ EQUITY

During the three months ended June 30, 2009, the Company accrued Preferred Series C cumulative dividends of $282,600, which was recorded as a reduction in additional paid-in capital.  The Company also issued 49,302 common shares pursuant to warrants exercised via $65,523 in services rendered.  Also during the quarter, 442,000 common shares were returned to the Company and cancelled pursuant to the cancellation of the underlying contract.

NOTE 9 – SUBSEQUENT EVENTS

On July 1, 2009, the Company completed the purchase of American Management & Sales, Inc., which is in the plastic injection molding business.   AMS’s operations complement the Company’s business plan, which is the recycling of styrofoam back into plastic pellets that can be used in the injection molding industry.  The acquisition was made pursuant to the following terms:

•
On March 18, 2009, Datameg Corporation, a Delaware corporation ("Seller") entered into a Stock Purchase Agreement and purchase money promissory note Assignment and Assumption Agreement incident to its proposed sale of its wholly owned subsidiary, American Marketing & Sales, Inc., a Massachusetts corporation. The sale was subject to the consent of a majority of Datameg’s shareholders, which consent was obtained.

•
Leonard J. Tocci is the representative of the Principal Shareholders (Leonard J. Tocci, Lynel J. Tocci, Leanne J. Whitney, and Linnea J. Clary) who are the former owners of all American Marketing & Sales, Inc.’s and are now owners of the 150,000 Datameg shares in escrow from their sale of American Marketing to Datameg Corporation in December 2007. The Principal Shareholders also hold a purchase money note ("Note") secured by all of the assets of American Marketing concerning an election to return the 150,000 Datameg shares in favor of full payment of the purchase money note. As of December 31, 2008, the principal and interest due on the Note is approximately $5.4 Million consisting of a Note face amount of $4 Million and additional loans and accrued interest of approximately $1,418,000.

BLUE EARTH SOLUTIONS, INC.
(A Development Stage Company)
Notes to the Financial Statements
Period of February 5, 2008 (Inception) to June 30, 2009

NOTE 9 – SUBSEQUENT EVENTS (CONTINUED)

•
The purchase of American Marketing & Sales, Inc. was made pursuant to a Stock Purchase Agreement. The Stock Purchase Agreement contained, among other things, representations and warranties of the aforementioned Parties and covenants of the Companies.

•
Among other terms, Datameg received 1 million (restricted with piggy-back registration rights) common shares of the Company in exchange for the transfer of American Marketing shares to the Company. Datameg delivered to the Principal Shareholders from escrow 150,000 Datameg common shares in exchange for (1) a complete release of Datameg and its directors and officers, etc. from further liability upon the Note and otherwise (2) the Principal Shareholders’ written consent to the assumption of the Note by the Company (3) the Company's written assumption of the Note and (4) the Principal Shareholder’s and the Company’s agreement to extend the term of the Note for one year.

•
During the term of the extended Note, Mr. Tocci shall have the right to convert the principal and interest then due into Blue Earth (restricted with piggy-back registration rights) common shares at the price of $6 per share.

•	For their assumption of the additional loans from American Marketing & Sales, Inc. on the Note, the Company was issued 500,000 unregistered Datameg common shares at the Closing.

•	The Principal Shareholders released their security interest in NetSymphony Corporation stock and returned the stock certificate to Datameg.

•
In consideration of their aforementioned acts and consents, the Company delivered to the Principal Shareholders 400,000 (restricted with piggy-back registration rights) common shares of the Company common shares.

The 500,000 shares of Datameg’s common stock issued to the Company had a value of $4.50 per share ($2,250,000 total value). Just prior to the sale, the Datameg also issued to AMS an additional 120,000 shares of common stock at $4.70 for total value of $564,000. The 1,000,000 shares issued by the Company to Datameg had a fair market value of $450,000 on the closing date, and represent a 3% ownership in the Company.

BLUE EARTH SOLUTIONS, INC.
(A Development Stage Company)
Notes to the Financial Statements
Period of February 5, 2008 (Inception) to June 30, 2009

NOTE 8 – SUBSEQUENT EVENTS (CONTINUED)

BLUE EARTH SOLUTIONS, INC.
UNAUDITED PRO FORMA FINANCIAL INFORMATION

The Unaudited Pro Forma Financial Information reflects financial information, which gives effect to the purchase of all the common stock of American Marketing and Sales, Inc., a Massachusetts corporation ("AMS"), by Blue Earth Solutions, Inc. (“BES”) (“the Company”) from Natural Blue Resources, Inc. (formerly Datameg Corp.) (“NBR”).  The Company acquired the net assets of AMS and 500,000 shares of NBR stock valued at $4.50 per share ($2,250,000 total value) in exchange for the assumption from NBR of $5,450,000 in loans and accrued interest payable to AMS and the issuance of 1,000,000 of BES shares (valued at $.45 per share or $450,000 total) to NBR, resulting in a net purchase price of $3,650,000.  The fair market value of AMS at July 1, 2009 was determined to be $5,835,629, resulting in a gain on the acquisition of $2,185,629.  The Company also issued 400,000 BES shares (valued at $.45 per share or $180,000 total) to former principal AMS shareholders that were expensed as business acquisition costs.

The Company’s acquisition of AMS was considered completed on July 1, 2009, and was accounted for using the purchase method of accounting pursuant to the provisions in SFAS 141R, "Business Combinations."

The Company’s fiscal year-end is March 31, while AMS’s year-end is December 31.  Since the year-ends are less than 93 days apart, Regulation S-X allows the combination of each company’s most recent fiscal year-end and first quarter-end to satisfy annual and interim pro-forma reporting requirements.  The following pro-forma financial statements give effect to the transaction as if it had occurred at the beginning of each period presented. Such financial information is provided below and has been prepared from and should be read in conjunction with the historical financial statements of Datameg and AMS.

BLUE EARTH SOLUTIONS, INC.
Pro-Forma Combined Balance Sheets

	BES March 31, 2009	AMS December 31, 2008	Combining Adjustments	Ref	Combined Pro-Forma Financials

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$50,695	$379,907			$430,602
Accounts receivable	10,907	1,222,648			1,233,555
Loan Receivable	-	754,175			754,175
Prepaid expenses	41,421	-			41,421
Inventory	231,153	284,221			515,374
Total Current Assets	334,176	2,640,951	-		2,975,127

PROPERTY AND EQUIPMENT, net	6,910,347	2,315,372	2,185,629	5	11,411,348

OTHER ASSETS
Depository funds	8,206,990	-			8,206,990
Investment In Subsidiary	-		450,000	1	-
			(450,000)	2	-
Investments in available-for-sale securities	-	-	2,250,000	3	2,250,000
Deposits	65,555	-	-		65,555
Total Other Assets	8,272,545	-	2,250,000		10,522,545

TOTAL ASSETS	$15,517,068	$4,956,323	4,435,629		$24,909,020

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,551,653	$416,041	360,000	6	$2,327,694
Notes payable	-	69,224			69,224
Notes payable - related parties	462,500	-			462,500
Total Current Liabilities	2,014,153	485,265	360,000		2,859,418

LONG-TERM LIABILITIES
Notes payable	1,049,000	209,497	5,090,000	6	6,348,497

Total Current Liabilities	3,063,153	694,762	5,450,000		9,207,915

BLUE EARTH SOLUTIONS, INC.
Pro-Forma Combined Balance Sheets

	BES March 31, 2009	AMS December 31, 2008	Combining Adjustments	Ref	Combined Pro-Forma Financials

STOCKHOLDERS' EQUITY

BES Preferred stock, Series A, $0.001 par value, 10,000,000 shares authorized, -0- and 400,000 shares issued and outstanding	-
BES Preferred stock, Series B, $0.001 par value, 5,000,000 shares authorized, -0- and 36,500 shares issued and outstanding, respectively	-
BES Preferred stock, Series C, $0.001 par value, 5,000,000 shares authorized, 14,130 and no shares issued and outstanding, respectively	14				14
BES Common stock, $0.001 par value, 100,000,000 shares authorized, 33,425,300 shares issued and outstanding	32,025		1,000	1	33,425
			400	4

AMS Common stock, no par value, 5,000 shares authorized and issued		1,000	(1,000)	2	-
					-
Additional paid-in capital	15,052,300	998,173	449,000	1	16,292,461
			(998,173)	2
			3,811,561	2
			2,250,000	3
			179,600	4
			(5,450,000)	6
Deficit accumulated during the development stage (BES) / Retained earnings (AMS)	(2,630,424)	3,262,388	(3,262,388)	2	(624,795)
			(180,000)	4
			2,185,629	5

Total Stockholders' Equity	12,453,915	4,261,561	(1,014,371)		15,701,105

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,517,068	4,956,323	4,435,629		$24,909,020

BLUE EARTH SOLUTIONS, INC.
Pro Forma Combined Statements of Operations
For The Twelve Months Ended

	BES March 31, 2009	AMS December 31, 2008	Combining Adjustments	Ref	Combined Pro-Forma Financials

REVENUES	$31,867	$10,912,794			$10,944,661
COST OF SALES	(64,991)	(9,412,426)			(9,477,417)

Gross Profit (Loss)	(33,124)	1,500,368	-		1,467,244

OPERATING EXPENSES
General and administrative	2,765,484	1,047,490			3,812,974

NET INCOME (LOSS) FROM OPERATIONS	(2,798,608)	452,878	-		(2,345,730)

OTHER INCOME (EXPENSES)
Gain on acqusition	-	-	2,185,629	5	2,185,629
Interest income	224,853	-	-		224,853
Interest expense	(52,086)	(16,243)	-		(68,329)

Total Other Income (Expenses)	172,767	(16,243)	2,185,629		2,342,153

NET INCOME (LOSS) BEFORE INCOME TAXES	(2,625,841)	436,635	2,185,629		(3,577)

Income taxes	-	-	-		-

NET INCOME (LOSS)	$(2,625,841)	$436,635	$2,185,629		$(3,577)

BASIC INCOME (LOSS) PER COMMON SHARE	$(.13)	$143	$(143)	7
			.13	7	$(.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	19,512,650	5,000	(5,000)	7
			1,400,000	7	20,912,650

PRO FORMA COMBINING ADJUSTMENTS:

1	To record investment in AMS subsidiary purchased by BES for 1,000,000 shares of BES stock at $.45 per share ($450,000 total value).

2	To eliminate AMS equity accounts and BES’s investment in AMS in consolidation.

3
To record investment in Natural Blue Resources, Inc.  BES received 500,000 shares of NBR stock at $4.50 per share for total investment of $2,250,000, in exchange for BES’s assumption of $5,450,000 in loans made by AMS to NBR.

4	To record as a business acquisition cost, the issuance of 400,000 BES shares at $.45 per share ($180,000 total value) to former AMS principal stockholders.

5	To record a write-up on tooling molds to fair market value on the acquisition date, and related depreciation.

6	To record loans assumed by BES that were payable by NBR to AMS (see 3 above).

7	To eliminate AMS’s earnings per share in consolidation and record 1,400,000 BES shares issued in acqusition.

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

Plan of Operation

Overview

As of June 30, 2009, we conduct limited operations only from our facility at 13511 Granville Ave., Clermont, FL, 34711, utilizing our Blue Line system.  Our Blue Line system primarily uses established recycling technologies and methods.  Compared to our Styrosolve™ system, the Blue Line creates less waste, converts a higher percentage of EPS into useable crystal polystyrene pellets, reduces energy consumption, requires no chemical inputs, occupies less square footage, and is less labor intensive. The Blue Line system is presently running and producing pellets that are being sold on a commercial basis.

We had anticipated beginning recycling operations on a full commercial scale during the quarter ended September 30, 2008, but have experienced unexpected delays.  The Styro Solve system is not operational and is proving to be impossible to utilize on a large scale manufacturing basis. We may or may not be able to overcome the challenges that arise and conduct operations successfully on a scale necessary to achieve profitable operations. Therefore, our processes must be considered unproven technologies and a high-risk business plan.

The Company has received a third-party claim that alleges that the party that sold the Styrosolve™ patents to the Company did not have the legal right to sell them. The Company believes that it has clear title to the patents and is investigating the claim.

Anticipated Expenses in the next twelve months

Over the next twelve months, we intend our efforts to extend our operations beyond our Clermont, Florida plant to processing centers in Memphis, TN and Atlanta, GA.  We do not presently have sufficient capital to fully proceed with this expansion plan.  In connection with raising this additional capital, we will incur appropriate accounting and legal fees.  Our ability to open additional processing centers will be dependent upon our success in obtaining financing, primarily through municipal bond offerings sponsored by the communities where we plan to build processing centers. Thus far we have been unsuccessful in obtaining this financing, which has delayed our efforts to add additional facilities.  Should we continue to be unsuccessful in obtaining municipal bond financing, our business plan may be further delayed.

Should we be successful in obtaining the necessary municipal bond financings to open additional facilities, we anticipate that the approximate expenses associated with the cost of opening and operating each processing center for twelve months will be as follows:

Processing Center

Item	Average Cost of Opening
Building and improvements	$3,069,188

Two processing lines	$1,510,000
Equipment, electrical, etc. common to both lines	$440,000
Material handling equipment	$98,600
Recycling equipment	$25,500
Transportation equipment	$900,000
Miscellaneous maintenance and safety equipment	$14,500
Office furniture	$21,750
Operational and production technology	$742,800
Start-up expenses	$416,950

Total	$7,239,288

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

Sales Personnel

As of June 30, 2009, we have hired and deployed one sales person to focus on foam collection in the Central Florida area. We have been contracting independent marketing representatives to sell and distribute Tire Muscle, Dumpster Ease and other proprietary formulas and polishes.  In addition, we will continue to use the services of our executive management to sell our services and products. As the area in which our services and products are offered expands, however, we plan to employ additional regional sales representatives to promote and sell our recycling services to governments, companies, and the general public. These sales representatives will be responsible for soliciting, selecting and securing accounts within a particular regional territory.  We may or may not continue this pay policy depending on the territory in the country.  We expect to provide service and support to our sales representatives, including advertising and sales materials.

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

Results of Operations for the Three Months Ended June 30, 2009, 2008 and the Period from February 5, 2008 (Date of Inception) until June 30, 2009

Revenue of $23,900, $10,234, and $55,767 was generated for the three months ended June 30, 2009, 2008, and the period from February 5, 2008 (Date of Inception) to June 30, 2009, respectively. Sales in the three months ended June 30, 2009 were primarily generated by sales of pellets, densified logs, and transportation charges. Other sales were from sales of our non-recycling related products, primarily Dumpster Ease. Cost of Sales for the same time periods were $91,193, $1,343 and $156,184, respectively. The Company incurred negative Gross Profit due to the low volume of production during this start up period together with high fixed costs. Negative Gross Profits should shrink as the Company increases production levels without a proportionate increase in costs but will increase further should expenses increase or revenue decrease. Operating Expenses were $476,532, $159,215 and $3,246,599 for the three months ended June 30, 2009, 2008, and the period from February 5, 2008 (Date of Inception) to June 30, 2009 respectively. For each period, Operating Expenses consisted entirely of Depreciation, and General and Administrative Expenses partially offset by other income (expenses) consisting primarily of interest income of $67,354, $0 and $292,207, respectively. Operating Expenses for the period from February 5, 2008 (Date of Inception) until June 30, 2009 included $985,936 for the fair value of warrants granted to consultants.

The Company recorded a net loss of $511,723, $150,324 and $3,142,147 for the three months ended June 30, 2009, 2008, and the period from February 5, 2008 (Date of Inception) until June 30, 2009, respectively. Excluding the fair value of the warrants granted to consultants, the loss would have been $2,156,211 for the period from February 5, 2008 (Date of Inception) until June 30, 2009 respectively.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the continued development of our Products and Services, and the professional fees associated with our being a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

As of June 30, 2009, the Company had a working capital deficit of $2,382,166 which was composed of $299,984 in current assets less $2,682,150 of current liabilities.

Operating activities used $159,965, $197,712 and $9,568,080 in cash for the three months ended June 30, 2009, 2008, and from February 5, 2008 (Date of Inception) until June 30, 2009, respectively. The primary uses in Operating Activities were net losses of $511,723, $150,324 and $3,142,147 respectively and increases in Depository Accounts of $67,001, $-, and $8,273,991, respectively. Investing activities used $3,249, $115,320, and $5,742,089 in cash for the three months ended June 30, 2009, 2008, and for the period from February 5, 2008 (Date of Inception) until June 30, 2009, respectively. Funds were used to purchase property and equipment. Financing Activities generated $112,519, $440,000 and $15,310,169 in cash for the three months ended June 30, 2009, 2008, and for the period from February 5, 2008 (Date of Inception) until June 30, 2009 respectively.

On August 29, 2008, the Company completed and closed a private offering of newly-created Series C Preferred Stock at an offering price of $1,000 per share in a private placement.  The Company sold a total of 14,130 shares for total gross proceeds of $14,130,000, including $13,430,000 in cash and the cancelation of the $700,000 promissory note (see Form 8K filed August 13, 2008). Of the proceeds, $8,500,000 was deposited in a fund in an offshore account. Upon deposit, we signed an agreement (the “Agreement”) governing the Funds, which was not countersigned by the fund administrator.  As a result, there remains a dispute as to the control and dispositions of the Funds which management is currently exploring. The Agreement details the investment return that the Company will earn on the Funds.  Additionally, pursuant to the Agreement, the Company agreed to wait to withdraw $8,000,000 of the Funds until one of several stated conditions were met.  The Company was and is entitled to withdraw the earnings, less the investment fees, generated by the Funds without restriction.

The Funds were classified as a current asset at March 31, 2009 because they were considered by management to be a liquid asset.  During the quarter ended March 31, 2009, the Company was unsuccessful issuing bonds in a depressed bond market, which put a strain on the Company to meet its operating expenses. During the quarter ended June 30, 2009, the Company attempted to withdraw some of the Funds, but met resistance from the fund management with respect to the release of the Funds.  The Company is taking steps to get the Funds released.  In the interim, the Company is re-classifying the Funds as a non-current asset until such time that the Funds are released.

As of June 30, 2009, we had no cash. The success of our business plan is contingent upon us obtaining additional financing and establishing a consistent source of revenues. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.  If our attempts to raise additional capital are not successful, then implementation of our business plan may be delayed.

Off Balance Sheet Arrangements

As of June 30, 2009, there were no off balance sheet arrangements.

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

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Patricia Cohen, and our Chief Financial Officer, Paul Slusarczyk.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2009.

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

Katz and Iovino v. Blue Earth Solutions, Inc.

On December 22, 2008, the Company filed an action in the Eighth Judicial District Court in and for Clark County, Nevada, at case no. 08-A-578406-B, against several persons, including former director and 5% shareholder Harvey Katz, and former employee Claudia Iovino, Iovino’s husband, a shareholder Caicedo Resources LLC, and brokerage firms Glendale Securities, Citigroup Global Markets, Smith Barney, and Penson Financial Services.  Our complaint alleged multiple causes of action arising out of the conversion of the Company’s Series A Preferred Stock by Katz and Iovino into common stock in or about October 2008, and the subsequent public resale by Katz, Iovino, and Caicedo of some of those shares and / or other common stock held by the defendants.  The gravamen of the Company’s complaint was that the shares of common stock held by the Defendants, including the shares resulting from the conversion of the Series A Preferred Stock, could not be publicly resold by Defendants.  The Company’s complaint sought both damages and injunctive relief.  The Company moved for both a temporary restraining order and a preliminary injunction enjoining further sales of the securities and freezing the proceeds of all sales consummated thus far.

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

Food Control Solutions, Inc. v. Blue Earth Solutions, Inc.

On July 9, 2009, Food Control Solutions, Inc. (“Food”) filed an action for a breach of contract regarding the fabrication, installation, and start up of our Polystyrene Processing Plant. This action was filed in the Circuit Court of the Fifth Judicial Court in Lake County, Florida. Food is seeking damages of $86,549 plus interest of $50,320. We are contesting their claim. The case is currently in discovery stages.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended June 30, 2009, we engaged in the following:

After the close of business on June 30, 2009, the Company issued 1,400,000 shares of common  to Datameg Corporation, a Delaware corporation (“Datameg”).  In exchange for the shares the Company received all of the issued and outstanding stock of American Marketing & Sales, a Massachusetts corporation, (“American”) which was a subsidiary of Datameg.

In purchasing American, we also assumed a promissory note between the former shareholders of American and Datameg stemming from Datameg’s purchase of American.  In consideration for the holders of the promissory note 1) allowing the note to be assigned to us and 2) extending the terms of the note by one year, we issued the following number of shares of our common stock stock to the following holders of the note:

a.	Lynel J. Tocci 100, 000 shares
b.	Leanne J. Whitney 100,000 shares
c.	Linnea J. Clary 100,000 shares
d.	John Roncone, Sr 20,000 shares
e.	Leonard J. Tocci 80,000 shares

The shares issued to these parties were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act. These provisions exempt transactions by an issuer not involving any public offering.

Item 3.     Defaults upon Senior Securities

JEC Family LP, loaned a total of $498,119 to us between August 2008 and June 2009.  The loan is accruing interest at 8% annually.  The loan is collateralized by the building the Company owns at 13511 Granville Ave, Clermont, FL 34711.  As of June 30, 2009, the accrued interest on the loans is $14,414.

There have not been any payments of interest or principal on the loaned monies. As of June 30, 2009 we are delinquent in making interest payments in the amount that if $5,751.  Additionally, as of June 30, 2009, we could owe $500 of late fee penalties as a result of our failure to make the required interest payments. We were obligated to begin making interest payments on May 15, 2009 and are obligated to make a payment of the interest due and owing on the 15th of every month thereafter until April 15, 2011 when the remaining principle and interest on the note comes due.

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

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended June 30, 2009.

Item 5.     Other Information

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

On June 24, 2009, the Board of Directors consented to the satisfaction of all of our remaining obligations under the Agreement.  As a result, after the close of business on June 30, we completed the purchase of AMS and it is now our wholly-owned subsidiary.  This was previously reported on our Form 10-K for the year ending March 31, 2009.

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

Blue Earth Solutions, Inc.

Date:	August 21, 2009

By: /s/ Patricia Cohen Patricia Cohen Title: Chief Executive Officer and Director