Form 10-Q
period 2009-09-30
Blue Earth Solutions, Inc.
filed 2009-12-24
CIK 1387983

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September  30, 2009

☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number:  333-140438

Blue Earth Solutions, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	26-1909139
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

13511 Granville Ave., Clermont, Florida, 34711
(Address of principal executive offices)

352-729-0150
(Issuer’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

☐ Large accelerated filer Accelerated filer	☐ Non-accelerated filer
☒ Smaller reporting company	☐ Accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 33,032,602 common shares as of December 5,  2009.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of September 30, 2009, 2008 and March 31, 2009 (Unaudited);
F-2	Statements of Operations (unaudited) for the six and three months ended September 30, 2009 and 2008
F-3	Statements of Cash Flows (unaudited) for the six months ended September 30, 2009 and 2008
F-5	Notes to Unaudited Financial Statements

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended September 30, 2009 are not necessarily indicative of the results that can be expected for the full year.

BLUE EARTH SOLUTIONS, INC.
Balance Sheets

ASSETS
	September 30,		March 31,
	2009	2008	2009
	(unaudited)	(unaudited)	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$340,457	$2,637,702	$50,695
Accounts receivable 2009 net of $17,000 allowance	912,213	1,503	10,907
Prepaid expenses	19,211	103,967	41,421
Inventory	273,886	62,917	231,153
Investments	144,204	-	-
Total Current Assets	1,689,971	2,806,089	334,176

PROPERTY AND EQUIPMENT, net	5,268,808	2,460,916	4,098,283

OTHER ASSETS
Investments	1,447,269	-	-
Depository funds	8,234,332	8,538,958	8,206,990
Goodwill	339,514	-	-
Deposits & deposits on equipment	2,828,680	2,813,619	2,877,619

TOTAL ASSETS	$19,808,574	$16,619,582	$15,517,068

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,761,457	$1,344,797	$1,399,145
Accounts payable and accrued expenses - Related Parties	627,653	6,897	152,508
Notes payable	35,729	-	-
Notes payable - related parties	5,382,171	20,000	462,500

Total Current Liabilities	8,807,009	1,371,694	2,014,153

LONG-TERM LIABILITIES
Notes payable	1,238,199	1,049,000	1,049,000

Total Liabilities	10,045,208	2,420,694	3,063,153

STOCKHOLDERS' EQUITY
Preferred stock, Series A, $0.001 par value, 10,000,000
shares authorized, -0- shares issued and outstanding	-	400	-
Preferred stock, Series B, $0.001 par value, 5,000,000
shares authorized, -0- shares issued and outstanding
Preferred stock, Series C, $0.001 par value, 5,000,000
shares authorized, 14,130 shares
issued and outstanding	14	14	14
Common stock, $0.001 par value, 100,000,000 shares
authorized, 33,532,602 and 32,025,300 shares
issued and outstanding, respectively	33,082	26,013	32,025
Unrealized (Loss) on Available For Sales Securities	(1,308,527)	-	-
Additional paid-in capital	15,275,865	14,739,807	15,052,300
Accumulated deficit	(4,237,067)	(567,346)	(2,630,424)

Total Stockholders' Equity	9,763,366	14,198,888	12,453,915

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$19,808,574	$16,619,582	$15,517,068
	-	-	-

The accompanying notes are an integral part of these financial statements.

BLUE EARTH SOLUTIONS, INC.
Statements of Operations
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	September, 30		September, 30
	2009	2008	2009	2008

REVENUES	$1,997,095	$4,282	$2,020,995	$14,516
COST OF SALES	1,737,576	2,592	1,828,769	3,935

Gross Profit	259,519	1,690	192,226	10,581

OPERATING EXPENSES

Depreciation expense	7,899	13,750	8,348	32,083
General and administrative	1,046,606	435,014	1,522,689	575,896

Total Operating Expenses	1,054,505	448,764	1,531,037	607,979

LOSS FROM OPERATIONS	(794,986)	(447,074)	(1,338,811)	(597,398)

OTHER INCOME (EXPENSES)

Interest income	23,894	50,075	91,248	50,075
Loss on sales of assets	(132,815)	-	(137,957)	-
Interest (expense) Related Party	(151,500)	(3,000)	(161,404)	(3,000)
Interest (expense)	(19,696)	(12,440)	(39,902)	(12,440)

Total Other Income (Expenses)	(280,116)	34,635	(248,014)	34,635

NET (LOSS) BEFORE INCOME TAXES	(1,075,102)	(412,439)	(1,586,825)	(562,763)

Income taxes	-	-	19,817	-

NET (LOSS)	$(1,075,102)	$(412,439)	$(1,606,642)	$(562,763)

BASIC AND DILUTED (LOSS) PER COMMON SHARE	(0.03)	$(0.02)	$(0.05)	$(0.03)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	31,850,986	25,286,300	32,091,252	19,190,867

The accompanying notes are an integral part of these financial statements

BLUE EARTH SOLUTIONS, INC.
Statements of Cash Flows
(unaudited)

	For the Six Months Ended
	September 30,
	2009	2008

OPERATING ACTIVITIES

Net loss	$(1,606,642)	$(562,763)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
Write off of discontinued inventory	176,325	-

Cash Used in Operating Activities:
Depreciation expense	215,204	32,083
Shares issued for services	(14,736)	30,650
Loss on sale of assets
Unrealized (Loss) on Available For Sale Securities	(1,308,527)	-

Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	22,210	(105,522)
(Increase) decrease in accounts receivable	(2,034,306)	(1,503)
(Increase) decrease in depository accounts	(27,342)	(8,538,958)
(Increase) decrease in inventory	(411,058)	(62,917)
(Increase) decrease in deposits	48,939	-
Increase (decrease) in accounts payable
and accrued expenses	2,631,462	1,152,128

Net Cash Used in Operating Activities	(2,308,471)	(8,056,802)

INVESTING ACTIVITIES

Sale of Equipment	261,145	-
Purchase of property and equipment, net	(3,341,874)	(3,710,646)
Investments in avaiable for sale securities	(144,204)	-
Accrued Dividends	(565,200)	-
Acquisition of American Marketing	6,719,060	-
Investment in securities	(1,200,000)	-

Net Cash Provided by Investing Activities	1,728,927	(3,710,646)

FINANCING ACTIVITIES

Repayment of notes payable	-	(200,000)
Settlement of contract Net	214,950	-
Borrowings of notes payable	654,356	20,000
Issuance of preferred shares for cash	-	14,570,000

Net Cash Provided by Financing Activities	869,306	14,390,000

NET DECREASE IN CASH	289,762	2,622,552

CASH AT BEGINNING OF PERIOD	50,695	15,150

CASH AT END OF PERIOD	$340,457	$2,637,702

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$39,258	$-
Income taxes	$19,817	$-

NON CASH FINANCING & INVESTING ACTIVITIES:
Stock issued for the purchase of AMS	$630,000
Goodwill
Settlement of contract Net

The accompanying notes are an integral part of these financial statements.

BLUE EARTH SOLUTIONS, INC.
Statements of Stockholders' Equity
(unaudited)

							Deficit
							Accumulated
					Unrealized	Additional	During the
	Preferred Stock		Common Stock		Gain or loss	Paid-In	Development
	Shares	Amount	Shares	Amount		Capital	Stage	Total

Balance, February 5, 2008	-	$-	-	$-	$-	$-	$-	$-

Common shares issued to founders	-	-	7,000,000	7,000		(6,850)	-	150

Series A preferred shares
issued to founders	400,000	400	-	-		(400)	-	-

Series B preferred shares issued in a
private placement at $10 per share	36,500	37	-	-		364,963	-	365,000

Net loss from inception
through March 31, 2008	-	-	-	-		-	(4,583)	(4,583)

Balance, March 31, 2008	436,500	437	7,000,000	7,000	-	357,713	(4,583)	360,567

Recapitalization	-	-	20,759,300	20,759	-	7,099	-	27,858

Common shares returned and cancelled	-	-	(3,200,000)	(3,200)	-	3,200	-	-

Series B preferred shares issued in a
private placement at $10 per share	44,000	44	-	-	-	439,956	-	440,000

Series B preferred shares
converted to common	(80,500)	(81)	1,449,000	1,449	-	(1,368)	-	-

Common shares issued for services
at $6.13 per share	-	-	17,000	17	-	80,733	-	80,750

Series C preferred shares issued in a
private placement at $1,000 per share	14,130	14	-	-	-	14,129,986	-	14,130,000

Dividends on preferred stock	-	-	-	-	-	(945,355)	-	(945,355)

Series A preferred shares converted to common stock	(400,000)	(400)	6,000,000	6,000	-	(5,600)	-	-

Fair value of warrants granted	-	-	-	-	-	985,936	-	985,936

Net loss for the twelve months ended
through March 31, 2009	-	-	-	-	-	-	(2,625,841)	(2,625,841)

Balance, March 31, 2009	14,130	14	32,025,300	32,025	-	15,052,300	(2,630,424)	12,453,915

Common shares returned and cancelled	-	-	(425,000)	(425)	-	425	-	-

Cash-less exercise of warrant	-	-	49,302	49	-	65,523	-	65,572

Dividends on preferred stock	-	-	-	-	-	(565,200)	-	(565,200)

Canceled Common shares issued for
services at $6.13 per share	-	-	(17,000)	(17)	-	(80,733)	-	(80,750)

Acquisition of American Marketing & Sales (AMS)	-	-	1,000,000	1,000	-	449,000	-	450,000

Shares issued to AMS shareholders	-	-	400,000	400	-	179,600	-	180,000

Settlement of contract			500,000	50	-	174,950		175,000

Unrealized Loss on investments held for resale					(1,308,527)

Net loss for the nine months ended
through Septmber 30, 2009	-	-	-	-	-	-	(1,606,642)	(1,606,642)

Balance, September 30, 2009	14,130	$14	33,532,602	$33,082	$(1,308,527)	$15,275,865	$(4,237,066)	$11,071,894

The accompanying notes are an integral part of these financial statements.

BLUE EARTH SOLUTIONS, INC & SUBSIDIARY
Notes to the Financial Statements
For The Nine Months Ended September 30, 2009

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2009 and for all periods presented have been made. The company acquired American Marketing and Sales (AMS) on July 1, 2009 (see Note 9). The numbers in the Company’s Statement of Operations includes only AMS operations since July 1, 2009. None of the historical numbers have been restated with AMS activity.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2009 financial statements.  The results of operations for the period ended September 30, 2009 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:

The accompanying consolidated financial statements present the consolidation of the financial statements of Blue Earth Solutions, Inc and its wholly owned subsidiary American Sales and Marketing, Inc. Intercompany transactions or balances have been eliminated.

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

Cash and Cash Equivalents:

Cash and cash equivalents consists principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having a maturity of three months or less at the time of purchase.

Inventory:

The Company’s inventory is stated at the lower of cost or market value. Cost is determined using the first in, first out method. Unusual losses resulting from lower of cost or market adjustments or losses on firm purchase commitments, if any, are disclosed, and if material, separately stated from cost of goods sold in the statement of operations.

BLUE EARTH SOLUTIONS, INC & SUBSIDIARY
Notes to the Financial Statements
For The Nine Months Ended September 30, 2009

Investments

At September 30, 2009, the Company has invested $1,591,473 (after adjustment for market value at September 30, 2009.. The funds are invested as follows;

•	$1,450,899 in stocks.
•	$14,228 in a money market account,
•	$25,688 in municipal bonds that yield 5.5% interest and mature on July 1, 2010.
•	$100,658 in a long term-certificate of deposit (CD) yields interest of 1.85% and matures on July 27, 2010.

The Company has not determined yet whether it will hold the bonds, stocks and certificate of deposit to maturity, and has therefore classified them as available-for-sale securities and has valued them to current market prices at September 30, 2009. The unrealized loss totaled $1,380,527 net and is classified in the Stockholders’ Equity section of the balance sheet.

Property and Equipment:

Property and equipment are stated at cost. Depreciation and amortization are determined using the straight-line method over estimated useful lives ranging from three to twenty five years.

Fair Value of Financial Instruments:

In September 2006, the Financial Accounting Standards Board (FASB) introduced a framework for measuring fair value and expanded required disclosure about fair value measurements of assets and liabilities. The Company adopted the standard for those financial assets and liabilities as of the beginning of the 2008 fiscal year and the impact of adoption was not significant. FASB Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures” (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable.

Level 3 - Unobservable inputs that are supported by little or no market activity, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2009. The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities, which includes cash equivalents of $340,357 at September 30, 2009. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, trade receivables, and related party payables, accounts payable and accrued liabilities. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

The Company’s investments are categorized as $1,341,473 in Level 1 and $250,000 in Level 3.

On July 1, 2009, the Company entered into a Convertible Note Agreement as part of the AMS purchase Agreement (Note 6).

On April 1, 2009, the Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The application did not have an impact on the Company’s financial position or results of operations. The Company’s non-financial assets measured at fair value on a non-recurring basis include goodwill and other intangible assets. In a business combination, the non-financial assets and liabilities of the acquired company would be measured at fair value in accordance with ASC 820. The requirements of ASC 820 include using an exit price based on an orderly transaction between market participants at the measurement date assuming the highest and best use of the asset by market participants. The Company would use a market, income or cost approach valuation technique to perform the valuations. Since the Company performs its annual impairment analyses of goodwill and indefinite-lived intangible assets in the fourth quarter of each fiscal year and since no impairment trigger event occurred during the first quarter of 2009, the application of ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis did not have an impact on the Company’s financial position or results of operations. However, there may be an impact during 2009 on the Company’s financial position and results of operations when the Company performs an impairment analysis of goodwill and indefinite-lived intangible assets due to the difference in fair value methodology required under ASC 820. The carrying value of cash, accounts receivable, accounts payable and accrued expenses, and notes payable are assumed to approximate fair value because of the relatively short maturity of these instruments. However, since the Company has been unable to pay its liabilities as they became due, significant discounts that cannot be estimated may be appropriate for liabilities
.

BLUE EARTH SOLUTIONS, INC & SUBSIDIARY
Notes to the Financial Statements
For The Nine Months Ended September 30, 2009

Concentrations of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash. The Company maintains its cash accounts with several commercial banks. Cash balances are insured by the Federal Deposit Insurance Corporation, up to $250,000 per financial institution.

Revenue Recognition:

Blue Earth Solutions, Inc.
The Company recognizes revenue upon the rendering of services and shipment of finished goods to customers.

American Market & Sales, Inc.
The Company recognizes revenue from product sales in accordance with Staff Accounting Bulletin No. 104, which requires recognition when persuasive evidence of an arrangement exists, the price is fixed or determinable, delivery has occurred, and payment is reasonably assured.  The Company has determined that these criteria have been met upon shipment, and recognizes revenue at that point.   Pursuant to SFAS No. 5, “Accounting for Contingencies,” the Company has examined collection history, financial conditions of clients, and general economic conditions and determined that an allowance of $17,000 would be adequate.
Cost of Revenue:

Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through December 24, 2009, the date the financial statements were issued.

BLUE EARTH SOLUTIONS, INC. & SUBSIDIARY
Notes to the Financial Statements
For The Nine Months Ended September 30, 2009

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

Statement of Financial Accounting Standards ("SFAS") SFAS No. 165 (ASC Topic 855), "Subsequent Events," SFAS No. 166 (ASC Topic 810), "Accounting for Transfers of Financial Assets-an Amendment of FASB Statement No. 140," SFAS No. 167 (ASC Topic 810), "Amendments to FASB Interpretation No. 46(R)," and SFAS No. 168 (ASC Topic 105), "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162," were recently issued. SFAS No. 165, 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU's No. 2009-2 through ASU No. 2009-15 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

Segment Information:

ASC Topic 280 (SFAS No. 131) requires public enterprises to report certain information about operating segments, including products and services, geographic areas of operations, and major customers. American Marketing and Sales, Inc. (AMS) is considered a separately reportable business segment that meets the ’Single Industry Dominance’ test, which eliminates the segment disclosure requirements if the segment accounts for 90% or more of the combined revenue, reported profit, and assets. The revenues, profits, and assets reported in the consolidated financial statements are primarily those of AMS.

NOTE 4 – INVENTORY

Blue Earth Solutions, Florida inventory is comprised of chemicals for the recycling of polystyrene and finished pellets awaiting shipment, and is comprised of the following:

	September 30, 2009	March 31, 2009
Raw materials	$11,209	$231,153
Finished goods	8,672	-
Work in process	-	-
Total	$19,881	$231,153

AMS produces caterware for the food service industry via an intense heat injection molding process using Polystyrene/Polypropylene recycled resins.  The raw materials and finished goods are produced and held by two third-party manufacturing plants, from where they are shipped to customers across the nation.  AMS does not enter into long-term contracts and generally experiences a high inventory turnover ratio while maintaining minimal quantities on-hand in the warehouses.  AMS ‘s inventory is as follows:

	September 30, 2009	March 31, 2009*
Raw materials	$2,100	$4,560
Finished goods	186,935	587,033
Work in process	64,970	176,309
Total	$254,005	$767,902

* For information purposes only not included in March 31, 2009

BLUE EARTH SOLUTIONS, INC & SUBSIDIARY
Notes to the Financial Statements
For The Nine Months Ended September 30, 2009

NOTE 5 – SERIES C PREFERRED STOCK AND DEPOSITORY FUNDS

On August 29, 2008, the Company completed and closed a private offering of newly-created Series C Preferred Stock at an offering price of $1,000 per share in a private placement.  The Company sold a total of 14,130 shares for total gross proceeds of $14,130,000, including $13,430,000 in cash and the cancelation of the $700,000 promissory note (see Form 8K filed August 13, 2008). Of the proceeds, $8,500,000 was deposited in a fund in an offshore account.   There is a dispute as to the control and dispositions of the Funds which management is currently exploring. The Agreement details the investment return that the Company will earn on the Funds.  Additionally, pursuant to the Agreement, the Company agreed to wait to withdraw $8,000,000 of the Funds until one of several stated conditions were met.  The Company was and is entitled to withdraw the earnings, less the investment fees, generated by the Funds without restriction.

The Funds were classified as a current asset at March 31, 2009 because they were considered by management to be a liquid asset.  During the quarter ended March 31, 2009, the Company was unsuccessful issuing bonds in a depressed bond market, which put a strain on the Company to meet its operating expenses. During the quarter ended June 30, 2009, the Company attempted to withdraw some of the Funds, but met resistance from the fund management with respect to the release of the Funds.  The Company is taking steps to get the Funds released.  In the interim, the Company is re-classifying the Funds as a non-current asset in all periods until such time that the Funds are released.

NOTE 6 – NOTES PAYABLE RELATED PARTIES

At March 31, 2009, the Company had a total of $462,500 in related party notes payable.  During the six months ended September 30, 2009, the Company received an additional $220,167 in advances, resulting in a balance of $682,657 at September 30, 2009.  The notes payable are interests bearing, secured by the assets of the Company and are due and payable upon demand. The notes bear interest at 8% to 12% per annum.

As part of the purchase of AMS, the Company entered into a $5,450,000 note secured by the assets and stock of AMS and payable to the former stockholders of AMS. The note accrues interest at 6% and the entire note balance, including accrued interest, is due and payable on December 7, 2010. During the term of the extended Note, the former stockholders shall have the right to convert the principal and interest then due, into Blue Earth (restricted with piggy-back registration rights) common shares at the price of $6 per share. The note is subject to a market interest rate-discount of $750,486 which will be amortized over the life of the note. Accrued interest totaled $82,422 and the amortized discount totaled $215,713 for the three months ended September 30, 2009 both are  included in accounts payable and accrued expenses.

NOTE 7 – LONG-TERM NOTES PAYABLE

On August 6, 2008, the Company purchased real property and improvements it uses as its headquarters for a total purchase price of $1.7 million. The Company executed a mortgage, backed in favor of the seller of that property, in the principal amount of $1,049,000, due in three years, with interest only payments due monthly until maturity in the amount of $6,119.  The mortgage was personally guaranteed by the Company’s Chief Executive Officer and her spouse.

In May 2007, The Company entered into a note payable with Flagship Bank of Leominster, MA for $400,000.  The note accrues interest at prime less ..75% (approximately 6.5%), carries monthly payments that annually total of $93,918, and matures in May 2012. The Company is current on its payments, so there was no accrued interest at September 30, 2009 or 2008.  Future maturities as of September 30, 2009 are as follows:

Dec. 31,	Payments	Principal	Interest
2009	49,110	35,729	13,381
2010	93,918	83,183	10,735
2011	93,918	88,754	5,164
2012	37,979	37,560	419
Totals	274,925	245,226	29,699

NOTE 8 – STOCKHOLDERS’ EQUITY

During the six months ended September 30, 2009, the Company accrued Preferred Series C cumulative dividends of $565,200, which was recorded as a reduction in additional paid-in capital.  The Company also issued 49,302 common shares pursuant to warrants exercised via $65,572 in services rendered.  Also during the quarter, 442,000 common shares were returned to the Company and cancelled pursuant to the cancellation of the underlying contract. The company also issued 500,000 shares to settle a contract with a vendor. The AMS acquisition (see note 9) had an effect on Common Stock of 1,400,000 shares and a net increase in Common stock and Paid in Capital of $747,711.

BLUE EARTH SOLUTIONS, INC & SUBSIDIARY
Notes to the Financial Statements
For The Nine Months Ended September 30, 2009

NOTE 9 –ACQUISITION

On July 1, 2009, the Company completed the purchase of AMS., which is in the plastic injection molding business. The company has not completed its financial evaluation of all the assets of AMS, we are still evaluating the value of the revenue stream (existing customers), this evaluation is expected to be completed in the next six months. AMS’s operations complement the Company’s business plan, which is the recycling of expended polystyrene products  back into plastic pellets that can be used in the injection molding industry.  The acquisition was made pursuant to the following terms:

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

•	Assets acquired were $4,116,000 including:
o	$689,000 Cash
o	$1,133,000 Net Trade Receivables
o	$192,000 Inventory
o	$1,695,000 Property Plant & Equipment
o	$400,000 Investments
o	$7,000 Other
•	Liabilities acquired were $1,438,000
o	$1,193,000 Accounts Payable & Accrued Expenses
o	$245,000 Bank Loan
•
Leonard J. Tocci is the representative of the Principal Shareholders (Leonard J. Tocci, Lynel J. Tocci, Leanne J. Whitney, and Linnea J. Clary) who are the former AMS owners and are now owners of the 150,000 Datameg shares in escrow from their sale of American Marketing to Datameg Corporation in December 2007. The Principal Shareholders also hold a purchase money note ("Note") secured by all of the assets of American Marketing concerning an election to return the 150,000 Datameg shares in favor of full payment of the purchase money note. As of September 30, 2009, the principal and interest due on the Note is approximately $5.600,000 consisting of $5.400,000 in principal and $200,000 of interest.

BLUE EARTH SOLUTIONS, INC & SUBSIDIARY
Notes to the Financial Statements
For The Nine Months Ended September 30, 2009

NOTE 9 – ACQUSITION (CONTINUED)

•
The purchase of American Marketing & Sales, Inc. was made pursuant to a Stock Purchase Agreement. The Stock Purchase Agreement contained, among other things, representations and warranties of the aforementioned Parties and covenants of the Companies. Blue Earth Solutions is allowed to make additional draws from available cash of AMS for the purpose of meeting additional operating capital with respect to new customers secured by the Company for AMS after the closing of the Agreement.

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

Blue Earth Solutions, Inc. is hereafter referred to as “we”, “our” or “us”.

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

Plan of Operation

Overview

As of September 30, 2009, we conduct our operations  from our facility at 13511 Granville Ave., Clermont, Florida,  utilizing our Blue Line system, which primarily uses established recycling technologies and methods.  Compared to our Styrosolve™ system, the Blue Line creates less waste, converts a higher percentage of expanded polystyrene, (otherwise known as EPS) into useable crystal polystyrene pellets, reduces energy consumption, requires no chemical inputs, occupies less square footage, and is less labor intensive. The Blue Line system is presently operating  and producing pellets that are being sold on a commercial basis.

Although we  anticipated beginning recycling operations on a full commercial scale during the quarter ended September 30, 2008, we  have experienced unexpected delays due to our  abandonment and dismantling of  the Styrosolve™ system that we previously used to process pellets and replacing it with the Blue Line system. During the quarter ended September 30, 2009, we began  dismantling the Styrosolve™ operation, but we not know when  that  dismantling process will be completed.    Some equipment from this dismantling process may be utilized in our operations, as accounted for in the necessary reserves and adjustments in our financial statements.

We have  received a third-party claim alleging that the seller of the  Styrosolve™ patents did not have the legal right to sell them to us; however, we  believe that we have  clear title to the patents and we are presently investigating this claim.

American Marketing and Sales, Inc.  D/B/A INNOVATIVE DESIGNS, our Wholly Owned Subsidiary

AMS has developed and introduced a line of environmentally friendly, injection-molded Green Line food-packaging/cater ware products. We have twenty-five (25) Green Line products, including various size trays, party platters, and serving bowls with lids.  These non-toxic products qualify for the Green label because  they are manufactured from Federal Food and Drug Administration approved polypropylene and polystyrene resins that contain up to 40 percent recycled plastic content. .  American Marketing  also produces office products, including desk top organizers, letter trays, legal letter trays, pencil holders, paper clip and card holders, magazine holders, and telephone and draw organizers.

Plan for other Products and Services

Assuming we obtain sufficient funding or generate sufficient revenues, we plan to expand American Marketing’s  sales operations, particularly in its office product line.

In addition to our recycling operations, we produce, market and distribute six other products on a  limited basis, including Tire Muscle®, Dumpster Ease, Diaper Ease, Nu-silver, Nu-Brass, and Nu-Chrome, which represent products such as a tire fix, odor eliminator in commercial dumpsters, and  polish enhancing formulas.   We intend to continue producing small amounts of these products for existing customers while seeking other companies or individuals that may wish to purchase the rights to these products.

Marketing Plan & Sales Strategy

Our goal is to  become an  industry leader in  polystyrene recycling. We  have become  involved in other types of materials, such as other plastics, carpet, cardboard, and fabrics.  Our   initial marketing efforts will focus on acquiring EPS for recycling and re-sale as pellets, which are used for producing plastic products that are labeled “produced with recycled materials.” We will attempt to develop an infrastructure that will enable us acquire scrap EPS from the construction and packaging industries, local and state governments, military bases and vessels, and the food services industry. Our  management will  be responsible for    presenting  the fiscal and environmental benefits of utilizing our products and services to decision makers in the foregoing industries.  .

We intend to use Internet-based and traditional media to increase public awareness of our brand name and processes and our attempted sales to large organizations.  We also intend to introduce our technologies and processes in the recycling industry through our attendance at trade groups and meetings, promotional events, seminars, national conferences and other organizations, including the International Expanded Polystyrene Recycling Association (“INEPSA”) and the Alliance of Foam Packaging Recyclers (“AFPRA”) and those  events attended by  organizations  that generate a large amount of scrap EPS and other materials that will be in need of our products and services.

We  intend to work with landfills serving the areas around our processing center and transfer stations. By intercepting EPS bound for the landfill, our goal is to  extend the landfill’s life by reducing BPS’s environmental impact. Similarly, we will attempt to  provide EPS recycling on a residential level in communities where there is an existing  residential recycling pick-up program. We will attempt to partner with those companies that are already collecting  paper, aluminum, and glass products, which allow  them to add EPS to their list of recyclable material and providing additional scrap EPS for us to process.

In addition to acquiring scrap EPS to recycle into Pellets,  we sell those Pellets.   Our executive management will attempt  to establish contacts within the industry by establishing relationships, arrangements and agreements with companies that manufacture products from polystyrene.  As such, we will promote a mutual  public relations arrangement, where these companies will be able to promote their products as both recycled and recyclable and we  will  promote sale of our pellets.

With  American Marketing, we will continue to sell our catering and food service products to large user stores and big box markets.  We also have started to begin marketing our recycled office product line into big box settings, as well as develop relationships with sales and marketing representatives who will sell our products  on a commission only basis.

Sales Personnel

As of September 30, 2009, we have hired and deployed one sales person to focus on foam collection in the Central Florida area. We have  contracted with independent marketing representatives to sell and distribute Tire Muscle, Dumpster Ease and other proprietary formulas and polishes.  In addition, we will continue to use the services of our executive management to sell our services and products. Should  our services and products  expand and sales increase, we plan to employ additional regional sales representatives to promote and sell our recycling services to governments, companies, and the general public. Each  sales representative will be responsible for soliciting, selecting and securing accounts on  a regional territorial basis.     We intend  to provide service and support to our sales representatives, including advertising and sales materials.   American Marketing currently deals with twelve (12) manufacturing sales representatives, which are divided into a food packaging and services and retail house ware table and party ware groups.

Governmental Regulation

We are  unaware of and do not anticipate having to expend significant resources to comply with any non-environmental governmental regulations. We are subject to applicable laws and regulations in the jurisdictions where   we will sell our products,  which are generally applicable to business operations, such as business licensing requirements, income taxes and payroll taxes. In general, the collection, recycling, and sale of polystyrene in the United States are not subject to special non-environmentally related regulatory and/or supervisory requirements.

Compliance with Environmental Laws

Our business is  subject to supervision and regulation by state and federal governmental environmental authorities, including  the U.S. Environmental Protection Agency (“EPA”) and state counterparts. We will comply with all EPA and other requirements, including those pertaining to receiving and mixing chemicals.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 of the Financial Statements.

Results of Operations for the Six Months Ended September 30, 2009, 2008

We acquired American Marketing on July 1, 2009, which accounts for the increases noted below.

We had revenues of  $2,020,995 and $14,516 for the  six month periods ending September 30, 2009 and 2008, respectively, representing an increase of $2,006,479. Sales for  the six months ended September 30, 2009 were primarily generated from our  newly acquired company, American Marketing.  We sold  pellets, densified logs, and transportation charges;  other sales were from sales of our non-recycling related products, primarily Dumpster Ease.

Costs of Sales for the same comparable periods were $1,828,769 and $3,935, representing an increase of $1,824,834.  This increase is primarily attributable to American Marketing’s costs associated with its  sales. American Marketing contributes a positive gross margin while  Blue Earth Solutions Florida  (“BES Florida”, a wholly owned subsidiary of the Company) is producing a negative gross margin (costs exceed revenue).

We are attempting to lower our operating  costs. Operating Expenses were $1,531,037 and $607,979 for the six month periods ending September 30, 2009 and 2008, respectively, representing an increase of $923,058.  This  increase is attributable to the increased expenses we have assumed from American Marketing’s  operations. For each period, Operating Expenses consists of Depreciation, and General and Administrative Expenses.

Other Income (Expenses) was $(248,014) of expense and income of $34,635 , representing  an expense increase  of $282,649 in the six months ended September 30, 2009 compared to the six months ended September 30, 2008.  This was primarily attributable to  accrued interest expense on the assumed note we  acquired as part of the American Marketing acquisition.

We recorded a net loss of $1,606,642 and $562,763 for the six months ended September 30, 2009 and 2008, respectively. The loss  in 2009 is primarily  attributable to our overall six (6) months of activities, whereas American Marketing as our wholly owned subsidiary has conducted  operations for only   three months.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the continued development of our products and services and professional fees associated with our being a Securities and Exchange Commission reporting company..

Results of Operations for the Three Months Ended September 30, 2009, 2008

We  generated revenue of $1,997,095 and $4,282  for the three months ended September 30, 2009 and September 30, 2008, respectively, representing a $1,992,813 increase. Revenues in the three months ended September 30, 2009 were primarily generated from our newly acquired company, American Marketing. BES Florida sold  pellets, densified logs, transportation charges, and non-recycling related products, primarily Dumpster Ease.

Cost of Sales for the same three (3) month comparable time periods are $1,737,576 and $2,592, an increase of $1,734,984. The Cost of Sales is primarily attributable to American Marketing’s  costs associated with their sales. The Gross Profit for the three months ended September 30, 2009 and 2008 was $259,519 and $1,690, respectively, representing a $257,829 increase.  This profit increase is  attributable to American Marketing’s operations. Blue Earth Solutions Florida continues to attempt to lower its   costs.

Operating Expenses were $1,054,505 and $448764 for the three months ended September 30, 2009 and 2008, respectively, representing a $605,741 increase, which is attributable to the increased expenses from American Marketing’s  operations. For each period, Operating Expenses consisted of Depreciation, and General and Administrative Expenses. Other Income (Expenses) was $280,116 of expense and $34,635 of income for  the three months ended September 30, 2009, representing an increase of $314,751 over the earlier September 30, 2008 three month period.  This increase is primarily attributable to  accrued interest expense on the assumed note we  acquired as part of the American Marketing acquisition.

We  recorded a net loss of $1,075,102 and $412,439 for the three months ended September 30, 2009 and 2008, respectively, representing an increased loss of $662,663.   This  loss is primarily attributable to BES Florida. We anticipate our operating expenses will increase as we undertake our plan of operations, which will be primarily attributable to the continued development of our products and services and the professional fees associated with our being a Securities and Exchange Commission reporting company.

Liquidity and Capital Resources

As of September 30, 2009, we  have a working capital deficit of $7,117,038, which is composed of $1,689,971 in current assets less $8,807,009 of current liabilities.

Operating activities used:
•	$2,409,259 and $8,056.802 for the six months ended September 30, 2009 and 2008 respectively.
o	The primary uses in Operating Activities were:
▪	Net losses of $1,606,642 and $562,763, respectively
▪	Unrealized loss of $1,450,000
▪	A decrease in Accounts Receivable of $233,976 and an increase of $1,503, respectively
▪	Depository Accounts increased $27,342 and $8,538,958, respectively
.
Investing activities provided;
•	$1,484,356 and $3,710,646 for the six months ended September 30, 2009 and 2008, respectively
o	The primary uses in Investing of Activities were:
▪	Assumption of notes $5,229,114, offset by;
•	Investment in AMS $2,111,000
•	Goodwill of $329,514
•	Investment in securities of $800,000

Financing Activities provided:
▪	$408,133 and $14,390,000 for the six months ended September 30, 2009 and 2008, respectively.

On August 29, 2008, we completed and closed a private offering of newly-created Series C Preferred Stock at an offering price of $1,000 per share..  We sold  14,130 shares for total gross proceeds of $14,130,000, including $13,430,000 in cash and the cancelation of the $700,000 promissory note that we disclosed in  our Form  8K filed with the Securities and Exchange Commission on August 13, 2008.   From the $14,130,000 total gross proceeds, $8,500,000 was deposited in an offshore fund account that details an investment return to be earned upon the funds. As a result, there remains a dispute about the control and dispositions of these funds, which management is currently investigating.   Additionally, the Agreement provides that we agree to wait to withdraw $8,000,000 of the funds until one of several stated conditions are met.  We are  entitled to withdraw the earnings, less the investment fees, generated by these funds without restriction. During the quarter ended September 30, 2009, we attempted to withdraw some of the funds, but the fund management refused to release them. We are taking steps to get these funds released and negotiations to sell the fund and its related dividend debts are ongoing, although there is no assurance whatsoever that we will be successful in that proposed sale.  These funds were classified as a current asset at March 31, 2009 because management considered them to be a liquid asset.  We have  re-classified the funds as a non-current asset until such time that they are released, if ever.   Should we encounter any of the following pertaining to the above-described investment, our financial condition will be negatively affected: (a) difficulties pertaining to the control and disposition of those funds; (b) incurring substantial losses from the investment of the funds; (c) the fund administrator refusing to return our funds; (d) incurring substantial litigation costs associated with litigating a matter in an overseas jurisdiction; and (e) difficulties associated with litigating and enforcing claims in a foreign jurisdiction..

 During the quarter ended March 31, 2009, we  attempted  to issue bonds, the proceeds of which we were going to use for expansion purposes; however, the bond market collapsed and we were  unable to successfully sell these bonds, which put a strain on our ability to meet our working capital and halted our expansion plans.

As of September 30, 2009, we had minimal cash resource.  Our continued operations and possible future success is contingent upon our obtaining additional financing and establishing a consistent source of revenues. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.  If our attempts to raise additional capital are  unsuccessful, then implementation of our business plan may be delayed.

Off Balance Sheet Arrangements

As of September 30, 2009, there were no off balance sheet arrangements.

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

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Patricia Cohen, and our Chief Financial Officer, Paul Slusarczyk.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, our disclosure controls and procedures are not effective. Do to expansion and lack of sufficient personnel certain controls and procedures have not been adequate and we have taken immediate action to rectify the matter.  We have hired one new person in  our accounting department so that we can have the checks and balances necessary to provide adequate control procedures.

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

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any,  have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

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

Katz and Iovino v. Blue Earth Solutions, Inc.

On December 22, 2008, we filed an action in the Eighth Judicial District Court in and for Clark County, Nevada (Case no. 08-A-578406-B) against several persons, including a former director and 5% shareholder, Harvey Katz, and former employee Claudia Iovino, Iovino’s husband, a shareholder Caicedo Resources LLC, and brokerage firms Glendale Securities, Citigroup Global Markets, Smith Barney, and Penson Financial Services.  Our complaint alleged multiple causes of action arising out of the conversion of our  Series A Preferred Stock by Harvey Katz and Claudia Iovino into common stock in or about October 2008, and the later  public resale by Katz, Iovino, and Caicedo of some of those shares and / or other common stock held by the defendants.  The  complaint alleges  that the shares of common stock held by the Defendants, including the shares resulting from the conversion of the Series A Preferred Stock, could not be publicly resold by the  Defendants.  Our  complaint seeks both damages and injunctive relief.  We  moved for both a temporary restraining order and a preliminary injunction enjoining further sales of the securities and freezing the proceeds of all sales consummated thus far.

On December 22, 2008, the court issued a temporary restraining order which, among other things, barred further sales of those shares by all defendants and temporarily freezing all proceeds of sales already consummated.  Defendants Katz and Iovino responded and objected to the TRO and any preliminary injunction on several grounds, including that SEC Rule 144 permitted the public resale of the securities in question.  On January 12, 2008, the court held a hearing on our   preliminary injunction motion.  On January 16, 2009, the court entered a preliminary injunction which, among other things, enjoined any further sale of the securities until the earlier of a full trial on the merits or May 20, 2009, but returned the proceeds of prior sales of the securities at issue to the defendants.

Defendants Katz and Iovino filed an Answer and Counterclaim on January 29, 2009, an Answer and Amended Counterclaim on February 9, 2009 and a Second Amended Counterclaim on March 17, 2009 seeking unspecified damages.   The defendants have not appeared at court dates and as far as we know do not have council representing them. We continue to vigorously prosecute our  claims and defend against Katz and Iovino’s counterclaims.

Food Control Solutions, Inc. v. Blue Earth Solutions, Inc.

On July 9, 2009, Food Control Solutions, Inc. (“Food Control”) filed an action against us for a breach of contract  against us regarding the fabrication, installation, and start up of our Polystyrene Processing Plant. This action was filed in the Circuit Court of the Fifth Judicial Court in Lake County, Florida. Food Control and sought  damages of $86,549 plus interest of $50,320.  On October 29, 2009,  we settled the action with Food Control and gave them some of the assets that were purchased in return for the payables that were still owed to them. We have  reserved a loss for this transaction of $132,314 at September 30, 2009. There are some assets left pertaining to this transaction that we are attempting to sell to help offset some of this loss.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
We issued 1,000,000 shares of our common stock  to Datameg Corporation, a Delaware corporation (“Datameg”), in exchange  for our receipt of all of the American Marketing’s issued and outstanding stock, a then subsidiary of Datameg.  In the acquisition, we also assumed a promissory note in the amount of $5,450,000 between  American Marketing and Datameg’s former shareholders stemming from Datameg’s purchase of American Marketing.  In exchange for the note assignment to us, , we issued various share amounts totaling 400,000 shares to the  following   note holders:

a.	Lynel J. Tocci	100, 000 shares
b.	\Leanne J. Whitney	100,000 shares

c.	Linnea J. Clary	100,000 shares
d.	John Roncone, Sr	20,000 shares

e.	Leonard J. Tocci	80,000 shares

We issued the above shares in reliance upon the exemption from registration provided by Securities Act Section 4(2). These provisions exempt transactions by an issuer not involving any public offering.

Item 3.     Defaults upon Senior Securities

We have a  related party loan   with the  General Partner of JEC Family LP,  JEC Corp.  James Cohen, Sr., is the President and , our Chief Executive Officer’s spouse as well as the father of James Cohen, Jr., our Vice President and Director.  From August 2008 to September 2009, JEC Family LP loaned us  $627,657, which accrues interest at 8% annually.  The loan is collateralized by the building we own at 13511 Granville Ave, Clermont, Florida 34711.  As of September 30, 2009, the accrued interest on the loan is $25,711, $21,677 of which represents delinquent payments.  We  have not made any interest or principal payments on the  $627,657. Additionally, as of September 30, 2009, we may  owe  late fee penalties of $500 because we failed to make  required interest payments. We are obligated to make interest and principle payments  from  May 15, 2009  until April 15, 2011. We are technically in default under the note terms, although we have received no default notice from the related party note holder.

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended September 30, 2009.

Item 5.     Other Information

Purchase of American Marketing & Sales, Inc.
On March 17, 2009, we entered into a Stock Purchase Agreement (the “Agreement”) with Datameg Corporation, a Delaware corporation (“Datameg”) to purchase American Marketing,, a Massachusetts corporation (“AMS”) from Datameg providing for the purchase of all of AMS’s outstanding securities, as reported  in our  March 31, 2009 Form 8-K filing with the Securities and Exchange Commission.

On June 24, 2009, our  Board of Directors consented to satisfying  all of our remaining obligations under the Agreement, and on  June 30, 2009, we completed the AMS purchase, which is  now our wholly-owned subsidiary.

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

Blue Earth Solutions, Inc.

Date:	December 24, 2009

By: /S/ Patricia Cohen Patricia Cohen Title: Chief Executive Officer and Director