Form 10-Q
period 2009-12-31
Blue Earth Solutions, Inc.
filed 2010-02-22
CIK 1387983

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2009

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
(Registrant’s telephone number)
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 32,025,300 common stock shares as of February 19, 2010.

PART I - FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:
F-1	Condensed Consolidated Balance Sheets as of December 31, 2009 and March 31, 2009 (Unaudited);
F-2	Condensed and Consolidated Statements of Operations (unaudited) for the nine and six months ended December 31, 2009 and 2008
F-3	Condensed and Consolidated Statements of Cash Flows (unaudited) for the nine months ended December 31, 2009 and 2008
F-5	Notes to Unaudited Condensed and Consolidated Financial Statements

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended December 31, 2009 are not necessarily indicative of the results that can be expected for the full year.

BLUE EARTH SOLUTIONS, INC.
Condensed Consolidate Balance Sheets

	December 31,	March 31,
	2009	2009
	(unaudited)	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$300,316	$50,695
Accounts receivable 2009 net of $17,000 allowance	960,307	10,907
Prepaid expenses	20,169	41,421
Inventory	211,332	231,153
Total Current Assets	1,492,124	334,176

PROPERTY AND EQUIPMENT, net	5,050,298	4,098,283

OTHER ASSETS
Investments	9,492,522	8,206,990
Goodwill	339,514	-
Loan receivable related party	432,974	-
Deposits & deposits on equipment	2,828,680	2,877,619

TOTAL ASSETS	$19,636,112	$15,517,068

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,940,975	$1,399,145
Accounts payable and accrued expenses - Related Parties	960,587	152,508
Notes payable	35,729	-
Notes payable - related parties	5,687,002	462,500
Total Current Liabilities	9,624,293	2,014,153

LONG-TERM LIABILITIES
Notes payable	1,217,749	1,049,000

Total Liabilities	10,842,041	3,063,153

STOCKHOLDERS' EQUITY
Preferred stock, Series A, $0.001 par value, 10,000,000
shares authorized, -0- shares issued and outstanding	-	-
Preferred stock, Series B, $0.001 par value, 5,000,000
shares authorized, -0- shares issued and outstanding	-	-
Preferred stock, Series C, $0.001 par value, 5,000,000
shares authorized, 14,130 shares
issued and outstanding	14	14
Common stock, $0.001 par value, 100,000,000 shares
authorized, 33,532,602 and 32,025,300 shares
issued and outstanding, respectively	33,532	32,025
Unrealized (Loss) on Available For Sales Securities	(1,527,219)	-
Additional paid-in capital	14,992,815	15,052,300
Accumulated deficit	(4,705,071)	(2,630,424)

Total Stockholders' Equity	8,794,071	12,453,915

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$19,636,112	$15,517,068

The accompanying notes are an integral part of these financial statements.

BLUE EARTH SOLUTIONS, INC.
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

REVENUES	$2,692,660	$5,937	$4,713,655	$20,453
COST OF SALES	2,213,647	3,051	3,933,053	6,986

Gross Profit	479,013	2,886	780,602	13,467

OPERATING EXPENSES

Warrant expense	-	985,936	-	985,936
Salaries & wages	239,193	339,241	814,294	498,164
Contract settlement	-	-	250,000	-
Inventory write off	30,000	-	206,325	-
Acquisition expense	-	-	180,000	-
Commissions & fees	75,920	-	118,711	-
General and administrative	305,427	313,104	603,901	762,160

Total Operating Expenses	650,540	1,638,281	2,173,231	2,246,260

LOSS FROM OPERATIONS	(171,527)	(1,635,395)	(1,392,628)	(2,232,793)

OTHER INCOME (EXPENSES)

Interest income	35,409	103,342	126,657	153,417
Interest expense	(88,028)	(12,238)	(127,930)	(27,678)
Interest expense Related Party	(302,942)	-	(464,346)	-
Loss on settlement	(58,626)	-	(196,583)	-

Total Other Income (Expenses)	(414,186)	91,104	(662,201)	125,739

NET (LOSS) BEFORE INCOME TAXES	(585,714)	(1,544,291)	(2,054,829)	(2,107,054)

Income taxes	-	-	19,817	-

NET (LOSS)	$(585,714)	$(1,544,291)	$(2,074,646)	$(2,107,054)

BASIC AND DILUTED (LOSS) PER COMMON SHARE	(0.02)	$(0.05)	$(0.06)	$(0.09)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	33,532,602	29,016,300	32,194,410	22,397,975

The accompanying notes are an integral part of these financial statements

BLUE EARTH SOLUTIONS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended
	December 31,
	2009	2008

OPERATING ACTIVITIES

Net loss	$(2,074,646)	$(2,107,054)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
Amortization and Depreciation	354,242	62,490
Write off of discontinued inventory	206,325	-
Loss on sale of disposal of fixed assets	5,643	-
Realized Loss on Available For Sale Securities	9,205	-
Share issuance for liabilities	175,000	-
Share issuance for acquisition	180,000
Loss on settlement of contract	132,314	-
Share retirement	(80,750)	-
Cashless exercise of warrants	65,572	-
Shares issued for services	-	64,550
Fair value of warrants granted	-	985,936
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	183,600	(1,257)
(Increase) decrease in prepaid expenses	28,252	(115,266)
(Increase) decrease in inventory	5,496	(185,686)
Increase (decrease) in accounts payable
and accrued expenses	(185,653)	366,038
(Increase) decrease in - related party accruals	808,079	-
Net Cash Used in Operating Activities	(187,321)	(930,249)

INVESTING ACTIVITIES
Cash acquired from business acquisitions	689,000	-
(Increase) decrease in investments	(111,690)	(8,135,897)
Issuance of loan receivable from related party	(432,974)	-
Purchase of property and equipment, net	(111,296)	(5,236,835)
Proceeds from sale of property and equipment	28,641	-
Purchase of Available For Sale securities	(250,000)	-
Proceeds from sale of investments	140,795	-
Net Cash (Used)/Provided by Investing Activities	(47,524)	(13,372,732)

FINANCING ACTIVITIES
Proceeds from related party borrowings	524,988	-
Repayments of notes payable	(40,522)	(200,000)
Borrowings of notes payable	-	20,000
Issuance of preferred shares for cash	-	14,570,000
Net Cash Provided by Financing Activities	484,466	14,390,000

NET INCREASE/( DECREASE) IN CASH	249,621	87,019

CASH AT BEGINNING OF PERIOD	50,695	15,150

CASH AT END OF PERIOD	$300,316	$102,169

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$58,483	$27,678
Income taxes	$19,817	$-

NON CASH FINANCING & INVESTING ACTIVITIES:
Net consideration given for AMS acquisition, net of cash acquired	$(1,028,514)	$-
Property purchased for notes payable	$-	$1,049,000

The accompanying notes are an integral part of these financial statements.

BLUE EARTH SOLUTIONS, INC.
Condensed Consolidated Statements of Stockholders' Equity
(unaudited)

							Deficit
							Accumulated
						Additional	During the
	Preferred Stock		Common Stock		Unrealized	Paid-In	Development
	Shares	Amount	Shares	Amount	Gain or loss	Capital	Stage	Total

Balance, March 31, 2009	14,130	14	32,025,300	32,025	-	15,052,300	(2,630,424)	12,453,915

Common shares returned and cancelled	-	-	(425,000)	(425)	-	425	-	-

Cash-less exercise of warrant	-	-	49,302	49	-	65,523	-	65,572

Dividends on preferred stock	-	-	-	-	-	(847,800)	-	(847,800)

Canceled Common shares issued for
services at $6.13 per share	-	-	(17,000)	(17)	-	(80,733)	-	(80,750)

Acquisition of American Marketing & Sales (AMS)	-	-	1,000,000	1,000	-	449,000	-	450,000

Shares issued to AMS shareholders	-	-	400,000	400	-	179,600	-	180,000

Settlement of contract			500,000	500	-	174,500		175,000

Unrealized Loss on investments held for resale					(1,527,219)			(1,527,219)

Net loss for the nine months ended
through December 31, 2009	-	-	-	-	-	-	(2,074,647)	(2,074,647)

Balance, December 31, 2009	14,130	$14	33,532,602	$33,532	$(1,527,219)	$14,992,815	$(4,705,071)	$8,794,071

The accompanying notes are an integral part of these financial statements.

BLUE EARTH SOLUTIONS, INC. & SUBSIDIARY
Notes to the Condensed Consolidated Financial Statements
For The Nine Months Ended December 31, 2009

NOTE 1 –CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The accompanying interim, unaudited and condensed consolidated financial statements of Blue Earth Solutions, Inc., a Delaware corporation (“BESN” or the “Company”), reflect the condensed consolidated financial statements of the Company and its wholly-owned subsidiary, American Marketing & Sales, Inc. (“AMS”). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2009 and for all periods presented have been made. The Company acquired AMS on July 1, 2009 (as more fully described in Note 12). The numbers in the Company’s Statement of Operations includes AMS’ operations only since July 1, 2009. None of the historical numbers have been restated with AMS activity.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's unaudited financial statements for its fiscal year ending March 31, 2009.  The results of operations for the period ended December 31, 2009 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN
The Company’s financial statements are prepared using generally accepted accounting principles, which contemplates the continuation of the Company as a going concern.  At December 31, 2009 current liabilities exceeded current assets by $8,132,169 and for the nine months ended December 31, 2009, the Company had negative cash flows from operations in the amount of $187,321.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  However, the accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

In order to continue as a going concern and achieve a profitable level of operations, the Company will, among other things, need additional capital resources and a consistent revenue source.  Management’s plans include developing and marketing a practical, economical, and environmentally safe means of disposing of and recycling certain polystyrene and expanded polystyrene products.

The accompanying financial statements do not include any adjustments that may result from the substantial doubt surrounding our ability to continue as a going concern.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation:
The accompanying consolidated financial statements present the consolidation of the financial statements of BESN and its wholly owned subsidiary, AMS.  All intercompany transactions or balances have been eliminated in consolidation.

Use of Estimates
Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles.  Those estimates and assumptions affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

BLUE EARTH SOLUTIONS, INC. & SUBSIDIARY
Notes to the Condensed Consolidated Financial Statements
For The Nine Months Ended December 31, 2009

Cash:
Cash consists principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having a maturity of three months or less at the time of purchase. Sat December 31, 2009 substantially all of the cash is required, as a result of the AMS acquisition, to be used for working capital within the operations of AMS.

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

Fair Value of Financial Instruments:
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  The three levels of the fair value hierarchy are described below:

o	Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
o
Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability; either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g. interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

o	Level 3—Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumption and pertinent information available to management as of December 31, 2009.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.  These financial instruments include cash, accounts receivable, accounts payable and accrued expenses.  The fair value of the Company’s note payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different than its stated value.

The Company’s investments are categorized as $972,781 in Level 1 and $8,519,741 in Level 3.

On April 1, 2009, the Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The application did not have an impact on the Company’s financial position or results of operations. The Company’s non-financial assets measured at fair value on a non-recurring basis include goodwill and other intangible assets. In a business combination, the non-financial assets and liabilities of the acquired company would be measured at fair value in accordance with ASC 820. The requirements of ASC 820 include using an exit price based on an orderly transaction between market participants at the measurement date assuming the highest and best use of the asset by market participants. The Company would use a market, income or cost approach valuation technique to perform the valuations. Since the Company performs its annual impairment analyses of goodwill and indefinite-lived intangible assets in the fourth quarter of each fiscal year and since no impairment trigger event occurred during the first nine months of 2009, the application of ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis did not have an impact on the Company’s financial position or results of operations. However, there may be an impact during 2009 on the Company’s financial position and results of operations when the Company performs an impairment analysis of goodwill and indefinite-lived intangible assets due to the difference in fair value methodology required under ASC 820. The carrying value of cash, accounts receivable, accounts payable and accrued expenses, and notes payable are assumed to approximate fair value because of the relatively short maturity of these instruments.

BLUE EARTH SOLUTIONS, INC. & SUBSIDIARY
Notes to the Condensed Consolidated Financial Statements
For The Nine Months Ended December 31, 2009

Concentrations of Credit Risk:
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash. The Company maintains its cash accounts with several commercial banks.

Revenue Recognition:
Blue Earth Solutions, Inc.:
The Company recognizes revenue upon the rendering of services and shipment of finished goods to customers.

AMS:
The Company recognizes revenue from product sales in accordance with Staff Accounting Bulletin No. 104, which requires recognition when persuasive evidence of an arrangement exists, the price is fixed or determinable, delivery has occurred, and payment is reasonably assured.  The Company has determined that these criteria have been met upon shipment, and recognizes revenue at that point.   Pursuant to SFAS No. 5 (ASC Topic 450), “Accounting for Contingencies,” the Company has examined collection history, financial conditions of clients, and general economic conditions and determined that an allowance of $17,000 is adequate.

Recent Accounting Pronouncements:
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

Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU's No. 2009-2 through ASU No. 2009-15, which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

Segment Information:
ASC Topic 280 (SFAS No. 131) requires public enterprises to report certain information about operating segments, including products and services, geographic areas of operations, and major customers. AMS is considered a separately reportable business segment that meets the ’Single Industry Dominance’ test, which eliminates the segment disclosure requirements if the segment accounts for 90% or more of the combined revenue, reported profit, and assets. The revenues, profits, and assets reported in the consolidated financial statements are primarily those of AMS.

NOTE 4 – INVENTORY

Blue Earth Solutions’ Florida inventory is comprised of chemicals for the recycling of polystyrene and finished pellets awaiting shipment, and is comprised of the following:

	December 31, 2009	March 31, 2009
Raw materials	$10,172	$231,153
Finished goods	11,425	-
Work in process	-	-
Total	$21,597	$231,153

BLUE EARTH SOLUTIONS, INC. & SUBSIDIARY
Notes to the Condensed Consolidated Financial Statements
For The Nine Months Ended December 31, 2009

AMS produces caterware for the food service industry via an intense heat injection molding process using Polystyrene/Polypropylene recycled resins.  The raw materials and finished goods are produced and held by two third-party manufacturing plants, from where they are shipped nationwide to customers. ..  AMS does not enter into long-term contracts and generally experiences a high inventory turnover ratio while maintaining minimal quantities on-hand in the warehouses.  AMS’ inventory is:

	December 31, 2009	March 31, 2009 year end*
Raw materials	$500	$4,560
Finished goods	124,939	587,033
Work in process	64,296	176,309
Total	$189,735	$767,902

* For information purposes only-- not included in March 31, 2009 Balance Sheets

NOTE 5 – DEPOSITS AND DEPOSITS ON EQUIPMENT
During the normal course of business, the Company has made deposits for various vendors such as utility companies, which it refers to as operating deposits; these operating deposits are fully refundable.  In addition, the Company has made deposits on equipment that would further enhance the Company’s Blue Line system.  These deposits on equipment are not refundable, however should the Company not ultimately purchase the equipment enhancements, the entire balance of the deposit on equipment would need to be written off.  While delayed, the Company still intends to purchase the equipment enhancements either for use or potential resale.  At December 31, 2009, the Company had total deposits and deposits on equipment as noted:

Balance at December 31, 2009
Operating Deposits	$16,615
Deposits on Equipment	$2,812,065
Total Deposits and Deposits on Equipment	$2,828,680

NOTE 6 – SERIES C PREFERRED STOCK AND DEPOSITORY FUNDS HELD FOR INVESTMENT
On August 29, 2008, the Company completed and closed a private offering of newly-created Series C Preferred Stock at an offering price of $1,000 per share in a private placement.  The Company sold a total of 14,130 shares for total gross proceeds of $14,130,000, including $13,430,000 in cash and the cancelation of a $700,000 promissory note. Of the proceeds, funds of $8,500,000 (the “Funds”) were deposited in an offshore fund account.   There is a dispute as to the control and dispositions of the Funds, which management is currently investigating.  The Agreement between the Company and the offshore funds provides: (a) for an investment return that the Company will earn on the Funds; (b) that the Company agrees to wait to withdraw $8,000,000 of the Funds until one of several stated conditions are met; such conditions are (i) if the Company’s Series C Preferred Stock is converted to common shares and that these shares are registered and maintain a price in excess of $6.25 per share for 30 consecutive days; or (ii) if the Company should have a change of control event; and (c) that the Company was and is entitled to withdraw the earnings, less the investment fees, generated by the Funds, without restriction.

The Funds were classified as a current asset at March 31, 2009 because they were considered by management to be a liquid asset.   During the quarter ended June 30, 2009, the Company attempted to withdraw some of the Funds, but the offshore fund account’s management resisted its release.   The Company is reviewing legal & other steps to get the Funds released.  In the interim, the Company is re-classifying the Funds as a non-current asset in all periods until such time that the Funds are released, if ever.

BLUE EARTH SOLUTIONS, INC. & SUBSIDIARY
Notes to the Condensed Consolidated Financial Statements
For The Nine Months Ended December 31, 2009

Note 7 – INVESTMENTS
At December 31, 2009 the Company had the following investments:

Fair Value at
December 31, 2009
Investment Type:
Depository Funds Held	$8,269,741
Common Stock 748,293 shares of NTUR $1.30/share	$972,781
Common Stock 1,250,000 shares of Corporate Merchant Solutions	$250,000
Total Investments Held	$9,492,522

Fair value of the Depository Funds was determined by the balance of the cash in the account at December 31, 2009.  As more fully described in Note 6, there is a dispute as to the control and dispositions of the Funds, which management is currently investigating.

Fair value of NTUR was determined by the closing price of the related common stock on December 31, 2009; as of February 18, 2010 the closing price of the NTUR was $1.10.  Management views the price decline of the shares of these investments as temporary in nature, however, our investment in the common stock described above is subject to specific risks applicable to the companies and generally to various market risks.

On July 29, 2009, the Company invested $250,000 in a privately held business venture, Corporate Merchant Solutions, (“CMS”) in exchange for 1,250,000 shares of the Company’s common stock, with a par value of $0.20.  CMS is a credit card processing venture in its early stages of growth. The Company’s management believes that its investment in CMS is fairly valued at December 31, 2009.

NOTE 8 – NOTE RECEIVABLE RELATED PARTIES
During the nine months ended December 31, 2009 the Company entered into a  unsecured Note Receivable with the a related party in the amount of $432,974, which bears interest at a rate of 6% per annum and is payable on demand.

NOTE 9 – NOTES PAYABLE RELATED PARTIES
As part of the purchase of AMS, the Company entered into a $5,450,000 note secured by the assets and stock of AMS and payable to the former stockholders of AMS. The note accrues interest at 6% and the entire note balance, including accrued interest, is due and payable on December 7, 2010. During the term of the note, the former stockholders shall have the right to convert the principal and interest then due, into Blue Earth’s restricted common shares with piggy-back registration rights at the price of $6 per share. The note is subject to a market interest rate-discount of $750,486, which will be amortized over the life of the note. The balance of the unamortized interest-rate discount is $483,905 at December 31, 2009. At December 31, 2009 accrued interest totaled $82,422 and the amortized discount totaled $215,713 for the three months ended December 31, 2009.

BLUE EARTH SOLUTIONS, INC. & SUBSIDIARY
Notes to the Condensed Consolidated Financial Statements
For The Nine Months Ended December 31, 2009

During the nine months ended December 31, 2009, in addition to the aforementioned note above for the purchase of AMS, the Company received an additional $157,787 in advances, resulting in a total note payable balance of $5,687,002 at December 31, 2009.  The notes payable are interest bearing, secured by the assets of the Company and are due and payable upon demand. Excluding the note payable on the AMS sale, which bears interest at 6% per annum as noted above, the remaining notes bear interest at various rates between 8% and 12% per annum.

NOTE 10 – LONG-TERM NOTES PAYABLE
On August 6, 2008, the Company purchased real property and improvements it uses as its headquarters for a total purchase price of $1.7 million. The Company executed a mortgage, backed in favor of the seller of that property, in the principal amount of $1,049,000, due in August, 2011, with interest only payments due monthly until maturity in the amount of $6,119.  The mortgage was personally guaranteed by the Company’s Chief Executive Officer and her spouse.

In May 2007, The Company entered into a note payable with Flagship Bank for $400,000.  The note accrues interest at prime less .75% (approximately 2.5%), carries monthly payments that annually total of $88,628, and matures in May 2012. The Company is current on its payments, so there was no accrued interest at December 31, 2009 or 2008.  Future maturities as of December 31, 2009 are as follows:

Dec. 31,	Payments	Principal	Interest
2010	88,628	81,500	7,128
2011	88,628	85,032	3,596
2012	38,674	37,946	728
Totals	215,930	204,478	11,452

NOTE 11 – STOCKHOLDERS’ EQUITY
During the quarter ended December 31, 2009 there were no changes in the number of issued and outstanding shares of the Company’s preferred or common shares outstanding.

For the nine months ended December 31, 2009, the Company accrued Preferred Series C cumulative dividends of $565,200, which was recorded as a reduction in additional paid-in capital.  The Company also issued 49,302 common shares pursuant to warrants exercised via $65,572 in services rendered.  Also during the nine months ended December 31, 2009, 442,000 common shares were returned to the Company; 425,000 shares were returned in conjunction with the AMS acquisition; 17,000 shares were returned from the settlement with a vendor. The Company also issued 500,000 shares to settle a contract with a vendor. The AMS acquisition (as more fully described in Note 12) had an effect on Common Stock of 1,400,000 shares and a net increase in Common stock and Paid in Capital of $630,000.

BLUE EARTH SOLUTIONS, INC. & SUBSIDIARY
Notes to the Condensed Consolidated Financial Statements
For The Nine Months Ended December 31, 2009

NOTE 12 –ACQUISITION
On July 1, 2009, the Company completed the purchase of AMS, which is in the plastic injection molding business. The Company has not completed its financial evaluation of all the assets of AMS and is still evaluating the value of AMS’ revenue stream based on its existing customers, which is expected to be completed in the next six months. AMS’ operations complement the Company’s business plan, which is the recycling of expended polystyrene products back into plastic pellets that can be used in the injection molding industry.  The acquisition was made pursuant to the following terms:

●
On March 18, 2009, Natural Blue Resources, Inc., a Delaware corporation(formerly known as Datameg Corporation) ("NTUR") entered into a Stock Purchase Agreement and purchase money promissory note Assignment and Assumption Agreement incident to its proposed sale of its wholly owned subsidiary, American Marketing & Sales, Inc., a Massachusetts corporation (“AMS”). The sale was subject to the consent of a majority of the NTUR’s shareholders, which consent was obtained.

●	Assets acquired were $3,998,000, including:
o	$689,000 Cash
o	$1,133,000 Net Trade Receivables
o	$192,000 Inventory
o	$1,577,000 Property Plant & Equipment
o	$400,000 Investments
o	$7,000 Other
●	Liabilities acquired were $1,438,000
o	$1,193,000 Accounts Payable & Accrued Expenses
o	$245,000 Bank Loan

Leonard J. Tocci is the representative of the Principal Shareholders (Leonard J. Tocci, Lynel J. Tocci, Leanne J. Whitney, and Linnea J. Clary) who are the former AMS owners and are now owners of the 150,000 NTUR shares in escrow from their sale of American Marketing to NTUR in December 2007. The Principal Shareholders also hold a purchase money note ("Note") secured by all of the assets of American Marketing concerning an election to return the 150,000 NTUR shares in favor of full payment of the purchase money note. As of December 31, 2009, the principal and interest due on the Note is approximately $5,600,000 consisting of $5,400,000 in principal and $200,000 of interest.

●
The purchase of AMS was made pursuant to a Stock Purchase Agreement. The Stock Purchase Agreement contained, among other things, representations, warranties and covenants of the aforementioned parties to the AMS agreement. Blue Earth Solutions is allowed to make additional draws from available cash of AMS for the purpose of meeting additional operating capital with respect to new customers secured by the Company for AMS after the closing of the Agreement.

●
Among other terms, NTUR received 1 million restricted common shares of the Company with piggyback registration rights in exchange for the transfer of AMS shares to the Company. NTUR delivered to the Principal Shareholders from escrow 150,000 NTUR common shares in exchange for (1) a complete release of NTUR and its directors and officers from further liability upon the Note and otherwise (2) the Principal Shareholders’ written consent to the assumption of the Note by the Company (3) the Company's written assumption of the Note and (4) the Principal Shareholder’s and the Company’s agreement to extend the term of the Note for one year.

●	For their assumption of the additional loans from AMS on the Note, the Company was issued 500,000 unregistered NTUR common shares at the Closing.

BLUE EARTH SOLUTIONS, INC. & SUBSIDIARY
Notes to the Condensed Consolidated Financial Statements
For The Nine Months Ended December 31, 2009

●
In consideration of their aforementioned acts and consents, the Company delivered to the Principal Shareholders 400,000 (restricted with piggy-back registration rights) common shares of the Company common shares.

On July 1, 2009 the 500,000 shares of NTUR’s common stock issued to the Company had a value of $4.50 per share ($2,250,000 total value). The 1,000,000 shares issued by the Company to NTUR had a fair market value of $450,000 on the closing date, and represents a 3% ownership in the Company.

NOTE 13- NET LOSS PER COMMON SHARE
As required by ASC Topic 260 (SFAS No. 128), the following is a reconciliation of the basic and diluted loss per share calculations for the periods presented:

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE:

	For the Quarter Ending		For the Nine Months Ended
Basic EPS	December 31,		December 31,
	2008	2009	2008	2009
Net loss per share,
Continuing operations	$(0.02)	$(0.05)	$(0.06)	$(0.09)
Net earnings/(loss) per share
Discontinued operations	-	-	-	-
Total Net Loss per share	$(0.02)	$(0.05)	$(0.06)	$(0.09)
Weighted average Common
shares outstanding	33,532,602	29,016,300	32,194,410	22,397,975

	For the Quarter Ending		For the Nine Months Ended
Diluted EPS	December 31,		December 31,
	2008	2009	2008	2009
Net loss per share,
Continuing operations	$(0.02)	$(0.05)	$(0.06)	$(0.09)
Net earnings/(loss) per share
Discontinued operations	-	-	-	-
Total Net Loss per share	$(0.02)	$(0.05)	$(0.06)	$(0.09)
Weighted average Common
shares outstanding	33,532,602	29,016,300	32,194,410	29,016,300

At December 31, 2009, the Company had no options issued or outstanding.  During the year ended March 31, 2009, the Company had issued 483,000 for third party consulting services.   These warrants were expensed when issued and were exercisable within 60 days of the grant date, which was September 29, 2008 and has since expired.

NOTE 14 – SUBSEQUENT EVENTS
On January 15, 2010 the Company reached a tentative settlement with Graybar, an electrical supplier which had filed a construction lien for services performed at the Company’s headquarters by a third party vendor in the amount of $17,170.  The settlement calls for monthly payments, which includes principal and interest at the rate of 7.25% per annum, for one year at which time the balance of the lien will be fully paid.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Blue Earth Solutions, Inc. is hereafter referred to as “we”, “our” or “us”.

Forward-Looking Statements
Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.   These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements, including that: (a) our entire operations and ability to continue as a going concern are contingent upon obtaining adequate financing and/or obtaining a consistent revenue source; (b) our ability to predict results or the actual effect of future plans or strategies is inherently uncertain; (c) we are subject to intense competition with companies that have far superior financial, operational, and personnel resources than we do as well as superior  brand name recognition; (b) our operations are subject to conditions beyond our control, including: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, new technologies developed by our competitors, and changes in generally accepted accounting principles;  (d) our ability to successfully execute our business plan is heavily dependent upon our ability to secure plastic materials to recycle; (e) we are subject to the “penny stock rules” provided for in the Securities Enforcement Penny Stock Act of 1990, which may lead to difficulties in selling our common stock shares and/or in establishing an active market for our stock; (f) we may encounter potential environmental liability from regulatory actions or private litigation, which will increase our costs, and otherwise may negatively affect our financial condition; (g) changes in environmental regulations and environmental enforcement policies may potentially subject us to increased costs and potential liability and thereby adversely affect our operations; (h) our production process has not yet, and may never achieve expected production volumes; (i) we have experienced losses since our inception and we expect to continued losses in the near future; we may never become profitable; and  (j) our plans to sell our assets and certain of our liabilities, which are subject to a non-binding term sheet and letter of intent, are subject to certain risks: (1) the essence of the proposed transaction (as summarized under Note 1 to the financial statements) is that we are buying back some or all of the assets that we already purchased from the entity that sold it to us; and (2) closing of the transaction, i.e. the sale of AMS’ assets, will result in the elimination of over 90% of our current revenue source and the ability to execute our proposed business plan reflected below.

The above risks and uncertainties should be considered in evaluating forward-looking statements.   Undue reliance should not be placed on such forward-looking statements.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  Further information concerning our business, including additional factors that could materially affect our financial results, is included in this Form 10-Q and in our other SEC filings

Plan of Operation

Overview
As of December 31, 2009, we conduct our recycling operations from our facility at 13511 Granville Ave., Clermont, Florida.  We use our Blue Line System (“Blue Line”), which primarily uses established recycling technologies and methods to recycle expanded polystyrene (otherwise known and referred to herein as “EPS”).  We stopped using our Styrosolve™ system during the third quarter of 2009, which we previously used to process pellets.  We are presently dismantling that system; however, we have experienced delays, and continue to anticipate delays in our dismantlement process.  Some equipment from this dismantling process may be utilized in our operations, and the balance of the equipment will be liquidated.

We created the Blue Line as a more effective system to the now abandoned Styrosolve™ system.

Compared to the Styrosolve™ system, Blue Line:

•	Creates less waste;
•	Converts a higher percentage of expanded polystyrene into useable crystal polystyrene pellets;
•	Reduces energy consumption;
•	Requires no chemical inputs;
•	Occupies less square footage; and
•	Is less labor intensive.

Blue Line is presently operating and producing pellets, which we are selling to our customers.

During the quarter ending December 31, 2009, we continued recycling of polystyrene using Blue Line.  In addition, we added new products to recycle, including carpeting and assorted soft goods associated with hotel renovations

We have received a third-party claim alleging that the seller of the Styrosolve™ patents did not have the legal right to sell the patents to us; however, we believe that we have clear title to the patents and we are presently investigating this claim.

American Marketing and Sales, Inc.  D/B/A Innovative Designs, our Wholly Owned Subsidiary
AMS has developed and introduced a line of environmentally friendly, injection-molded Green Line food-packaging/cater ware products. We have twenty-five (25) Green Line products, including various size trays, party platters, and serving bowls with lids.  These non-toxic products qualify for the Green label because  they are manufactured from Federal Food and Drug Administration approved polypropylene and polystyrene resins that contain up to 40 percent recycled plastic content. The Company acquired AMS on July 1, 2009.

Plan for other Products and Services
During the fourth quarter of our fiscal year we plan to test market expansion of the Green office product line.

In addition to our recycling operations, we produce, market and distribute six other products on a  limited basis, including Tire Muscle®, Dumpster Ease, Diaper Ease, Nu-silver, Nu-Brass, and Nu-Chrome, which represent products such as a tire fix, odor eliminator in commercial dumpsters, and  polish enhancing formulas.  However, we do not view this as a substantial part of our future operations since we only intend to continue producing small amounts of these products for existing customers while seeking other companies or individuals that may wish to purchase the rights to these products.

Marketing Plan & Sales Strategy
Our goal is to expand our polystyrene recycling business and to become in industry leader in this field. Our initial marketing efforts will focus on acquiring EPS for recycling and re-sale as pellets, which are used for producing plastic products that are labeled “produced with recycled materials.” We will attempt to develop an infrastructure that will enable us to acquire scrap EPS from the construction and packaging industries, local and state governments, military bases and vessels, and the food services industry. Our management will be responsible for presenting the fiscal and environmental benefits of utilizing our products and services to industry decision makers.  We have also recycled other types of materials, such as other plastics, carpet, cardboard, and fabrics.  We will continue to investigate other materials to recycle, which complement our strategy to compete.

We will continue to use Internet-based and traditional media to increase public awareness of our brand name and processes and our attempted sales to large organizations.  We have introduced our technologies and processes in the recycling industry through our attendance at trade groups and meetings, promotional events, seminars, national conferences and other organizations, including the International Expanded Polystyrene Recycling Association (“INEPSA”) and the Alliance of Foam Packaging Recyclers (“AFPRA”), and generally to events attended by other organizations, which generate scrap EPS and other materials that will be in need of our products and services.

We will continue to work with landfills serving the areas around our processing center and transfer stations. By intercepting EPS bound for the landfill, our goal is to extend the landfill’s life by reducing EPS’s environmental impact. Similarly, we will attempt to provide EPS recycling on a residential level in communities where there is an existing residential recycling pick-up program. We will attempt to partner with those companies that are already collecting   paper, aluminum, and glass products, which allow them to add EPS to their list of recyclable material, which provides additional scrap EPS for us to process.

In addition to acquiring scrap EPS to recycle into Pellets, we are able to sell those Pellets.   Our management establishes contacts by forging relationships, arrangements and agreements with companies that manufacture products from polystyrene to promote a mutually-beneficial public relations arrangement -- these companies will be able to promote their products as both recycled and recyclable and we will promote the sale of our pellets.

American Marketing will continue to sell their catering and food service products to large user stores and big box markets.

Sales Personnel
As of December 31, 2009, we will continue to use the services of our executive management to sell our services and products. We have  contracted with independent marketing representatives to sell and distribute Tire Muscle, Dumpster Ease and other proprietary formulas and polishes.  At the current time, we do not need additional sales support; however, should our services and products  expand and sales increase, we plan to employ additional regional sales representatives to promote and sell our recycling services to governments, companies, and the general public. We intend to provide service and support to our sales representatives, including advertising and sales materials.   American Marketing currently deals with twelve (12) manufacturing sales representatives, which are divided into a food packaging and services and retail house ware table and party ware groups.

Governmental Regulation
We are unaware of and do not anticipate having to expend significant resources to comply with any non-environmental governmental regulations. We are subject to applicable laws and regulations in the jurisdictions where   we will sell our products,  which laws and regulations are generally applicable to business operations, such as business licensing requirements, income taxes and payroll taxes. In general, the collection, recycling, and sale of polystyrene in the United States are not subject to special non-environmentally related regulatory and/or supervisory requirements.

Compliance with Environmental Laws
Our business is subject to strict supervision and regulation by state and federal governmental environmental authorities, including  the U.S. Environmental Protection Agency (“EPA”) and state counterparts, which we intent to  comply with, including regulations pertaining to receiving and mixing chemicals.

Critical Accounting Policies
Our significant accounting policies are described in Note 1 of the Financial Statements.

Results of Operations for the Nine Months Ended December 31, 2009 and 2008
As more fully described in the Notes to the Financial Statements, Note 12, the Company acquired AMS on July 1, 2009, which accounts for the increases noted below.

The Company had revenues of $4,713,665 and $20,453 for the nine month periods ending December 31, 2009 and 2008. Sales for the nine months ended December 31, 2009 were primarily generated from our newly acquired company, AMS.

Blue Earth Solutions Florida, a wholly owned subsidiary of the Company (“BES Florida”) predominantly sold pellets as a by-product of the recycling process, known as purgings. In addition, we received fees for the collection and transportation of other recycled materials and other sales of our non-recycling related products, primarily Dumpster Ease & Tire Muscle.

Costs of Sales for the same 2009 and 2008 comparable periods were $3,933,053 and $6,986. These increased costs are primarily attributable to AMS’ sales costs. AMS contributes a positive gross margin while BES Florida is producing a negative gross margin (costs exceed revenue).

Operating Expenses were $2,173,231 and $2,246,260 for the nine month periods ending December 31, 2009 and 2008, respectively, representing a decrease of $73,029 or 3.3%, on sales that have increased by $4,693,202.  For the same 2009 and 2008 comparable periods, the Operating Expenses include charges to inventory for obsolescence and breakage in the amount of $206, 325 and $0, respectively; settlements on contracts for $250,000 and $0, respectively; acquisition expenses of $180,000 and $0, respectively and commissions of $118,711 and $0, respectively.  In the nine months ended December 31, 2008 the Company had issued and expensed Warrants in the amount of $985,936 as fair value for third party consultant services;  there were no such expenses in the nine months ended December 31, 2009.

Other Income (Expenses) was $(662,201) of expense and income of $125,739, representing an expense increase of $787,940 in the nine months ended December 31, 2009 compared to the comparable period ended  December 31, 2008, primarily attributable to accrued interest expense on the assumed note we acquired as part of the AMS acquisition. In addition we recorded a $196,583 loss on the sale of assets related with our Styrosolve™ system, and experienced reduced interest income on lower investment balances.

We recorded a net loss of $(2,074,646) and $(2,107,054) for the nine months ended December 31, 2009 and 2008, respectively. The loss in 2009 is primarily attributable to our inability to generate sufficient gross margin to offset our operating expenses and increased interest expenses on higher note payable balances.

We anticipate that operating expenses will increase as we execute our plan of operations, which are attributable to the continued product and services development and the legal, accounting, and auditing fees associated with our being a Securities and Exchange Commission reporting company.

Results of Operations for the Three Months Ended December 31, 2009, 2008

We generated revenue of $2,692,660 and $5,937 for the three months ended December 31, 2009 and 2008.  Revenues in the three months ended December 31, 2009 were primarily generated from our newly acquired subsidiary, AMS.  BES Florida predominantly sold pellets and a by-product of the recycling process known as purgings.  In addition, we received fees for the collection and transportation of other recycled materials and other sales were from sales of our non-recycling related products, primarily Dumpster Ease & Tire Muscle.

Cost of Sales for the same three month comparable time periods are $2,213,647 and $3,051. The Cost of Sales is primarily attributable to AMS’ costs associated with their sales. The Gross Profit for the three months ended December 31, 2009 and 2008 is $479,013 and $2,886.   This profit increase is attributable to AMS’ operations.  BES continues to attempt to lower its costs.

Operating Expenses were $650,540 and $1,638,281 for the three months ended December 31, 2009 and 2008, respectively, representing an $987,741 decrease, which is attributable to the costs of warrants that were issued in the prior year in the amount of $985,936; offset by a charge to write off obsolete inventory during the three months ended December 31, 2009 and 2008 in the amount of $30,000 and $0, respectively.

Other Income (Expenses) was $(414,186) of expense and $91,104 of income for the three months ended December 31, 2009, representing an increase of $505,290 over the earlier December 31, 2008 three month period.  This increase is primarily attributable to accrued interest expense on the assumed note we acquired as part of the AMS acquisition, a loss on the sale of assets related with our Styrosolve™ system, and reduced interest income on lower investment balances.

We recorded a net loss of $(585,714) and $ (1,544,291) for the three months ended December 31, 2009 and 2008, respectively.  This loss is primarily attributable to BES Florida. We anticipate our operating expenses will increase as we undertake our plan of operations, which will be primarily attributable to the continued development of our products and services and the professional fees associated with our being a Securities and Exchange Commission reporting company.

Liquidity and Capital Resources

As of December 31, 2009, we have a working capital deficit of $8,132,169, which is composed of $1,492,124 in current assets less $9,624,293 of current liabilities.  For the nine months ended December 31, 2009 and 2008 the Company generated cash flows in the amount of $249,621 and $87,019, respectively.

The net cash which was used in Operating activities was $187,321 and $930,249 for the nine months ended December 31, 2009 and 2008 respectively.

o	The primary uses in Operating Activities for the comparable 2009 and 2008 nine month periods were:
•	Net losses of $2,074,646 and $2,107,054, respectively
•	A decrease in Accounts Payable and Accrued Expenses of $185,653
•	and an increase of $366,038, respectively
•	A decrease in Inventory of $5,496 and an increase of $185,686, respectively
•	A decrease in Prepaid Expenses of $28,252 and an increase of $115,266
o	The primary sources in Operating Activities for the comparable 2009 and 2008 nine month periods were:
•	A decrease in related party loans of $808,079 and $0, respectively
•	Issuance of warrants of $0 and $985,936, respectively
•	A decrease in Accounts Receivable of $183,600 and an increase of $1,257, respectively

The net cash which was used by Investing activities was $47,524 and $13,372,732 for the nine months ended December 31, 2009 and 2008 respectively.

o	The primary uses in Investing Activities for the comparable 2009 and 2008 nine month periods were:
•	The purchase of Property, Plant and Equipment of $111,296 and $5,236,835, respectively
•	A increase in Investments of $111,690 and $8,135,897, respectively
•	Investment of Available for Sale investments of $250,000 and $0, respectively
•	Issuance of loan receivable of $432,974 and $0, respectively
o	The primary sources in Investing Activities for the comparable 2009 and 2008 nine month periods were:
•	Cash acquired from business acquisitions of $689,000 and $0, respectively
•	Proceeds from the sale of investments of $140,795 and $0, respectively

The net cash which was provided by Financing activities was $484,466 and $14,390,000 for the nine months ended December 31, 2009 and 2008 respectively.

o	The primary sources in Financing Activities for the comparable 2009 and 2008 nine month periods were:
•	The issuance of Preferred Shares of $0 and $14,570,000, respectively
•	The proceeds from related party borrowings of $524,988 and $0, respectively
o	The primary use in Financing Activities for the comparable 2009 and 2008 nine month periods were:
•	Repayments of Notes Payable of $40,522 and $200,000, respectively

On August 29, 2008, we completed and closed a private offering of newly-created Series C Preferred Stock at an offering price of $1,000 per share.  We sold 14,130 shares for total gross proceeds of $14,130,000, including $13,430,000 in cash and the cancelation of the $700,000 promissory note that we disclosed in our Form  August 13, 2008 Form 8K.    From the $14,130,000 total gross proceeds, $8,500,000 was deposited in an offshore fund account that details an investment return to be earned upon the funds. At present, there remains a dispute about the control and dispositions of these funds, which management is continuing to investigate.   Additionally, the Agreement provides that we agree to wait to withdraw $8,000,000 of the funds until one of several stated conditions are met.  We are entitled to withdraw the earnings, less the investment fees, generated by these funds without restriction. During the quarter ended September 30, 2009, we attempted to withdraw some of the funds, but the fund management refused to release them. We have consulted with our legal counsel to determine the appropriate legal steps to take regarding this manner.   The Company reports the funds as a non-current asset, unless they are released, if ever.

Our financial condition will be negatively affected if we encounter any difficulties associated with the Funds, as follows: (a) difficulties with the control and disposition of the Funds; (b) incurring substantial or total losses from the investment of the funds; (c) the fund administrator refusing to return our funds; and/or (d) incurring substantial litigation costs associated with litigating a matter in an overseas jurisdiction and enforcing claims and judgments in a foreign jurisdiction.

Currently, our sources of cash are limited to our current cash reserves.  Cash on hand was $300,316 as of December 31, 2009, substantially all of which is restricted for use in the operations of AMS.  Our current business is operating on a negative cash flow basis and we do not have sources of debt financing available to us.  Our continued operation is contingent upon our obtaining additional financing and establishing a consistent source of revenues. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. We do not anticipate that we will have access to debt financing under terms acceptable to us in the foreseeable future. There are also no assurances that our existing business will be successful in generating positive cash flow sufficient to sustain them and allow for their continued development. If our attempts to raise additional capital are unsuccessful, then implementation of our business plan may be delayed.

Off Balance Sheet Arrangements

As of December 31, 2009, there were no off balance sheet arrangements.

Going Concern

Our financial statements are prepared using generally accepted accounting principles which contemplates the continuation of the Company as a going concern.  At December 31, 2009 current liabilities exceeded current assets by $8,132,169 and for the nine months ended December 31, 2009, we had negative cash flows of $187,321.  These matters raise substantial doubt about our ability to continue as a going concern.  However the accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

In order to continue as a going concern and achieve a profitable level of operations, we will need, among other things, additional capital resources and a consistent revenue source.  Management’s plans include developing and marketing a practical, economical, and environmentally safe means of disposing of and recycling certain polystyrene and expanded polystyrene products.

Our ability to continue as a going concern is dependent upon our ability to successfully accomplish our plan of operations and attain profitable operations.  The accompanying financial statements do not include any adjustments that may result from the substantial doubt surrounding our ability to continue as a going concern.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer Patricia Cohen, and our Chief Financial Officer, Paul Slusarczyk.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, our disclosure controls and procedures are not effective. Due to expansion and lack of sufficient personnel certain controls and procedures have been inadequate.

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

Limitations on the Effectiveness of Internal Controls

Management did not use a formal framework to conduct the required evaluation of the effectiveness of our internal control over financial reporting since, in the view of management, comparison with a formal framework was unwarranted because of (1) the small size of our current operations and (2) our management structure consists of only our principal executive officer and principal financial officer which enables management to be aware of all transactions.

Because of our limited financial and personnel resources, there is currently a material weakness in our financial reporting, including:

•
We have an insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls.  As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

•	We have not achieved the optimal level of segregation of duties relative to key financial reporting functions.
•
We do not have an audit committee or an independent audit committee financial expert.  While not being legally obligated to have an audit committee or independent audit committee financial expert, it is the management’s view that to have an audit committee, comprised of independent board members, and an independent audit committee financial expert is an important entity-level control over our financial statements.

•	We have not achieved an optimal segregation of duties for executive officers of the Company.

A material weakness is a deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) auditing standard 5) or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Management has determined that a material weakness exists due to a lack of segregation of duties, resulting from the Company’s limited resources and personnel.

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

Katz and Iovino v. Blue Earth Solutions, Inc.

On December 22, 2008, we filed an action in the Eighth Judicial District Court in and for Clark County, Nevada (Case no. 08-A-578406-B) against several persons, including a former director and 5% shareholder, Harvey Katz, and former employee Claudia Iovino, Iovino’s husband, a shareholder Caicedo Resources LLC, and brokerage firms Glendale Securities, Citigroup Global Markets, Smith Barney, and Penson Financial Services.  Our complaint alleged multiple causes of action arising out of the conversion of our  Series A Preferred Stock by Harvey Katz and Claudia Iovino into common stock on or about October 2008, and the later  public resale by Katz, Iovino, and Caicedo of some of those shares and / or other common stock held by the defendants.  The  complaint alleges  that the shares of common stock held by the Defendants, including the shares resulting from the conversion of the Series A Preferred Stock, could not be publicly resold by the  Defendants.  Our  complaint seeks both damages and injunctive relief.  We  moved for both a temporary restraining order and a preliminary injunction enjoining further sales of the securities and freezing the proceeds of all sales consummated thus far.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

In June, 2009, we issued 1,000,000 shares of our common stock  to Datameg Corporation, a Delaware corporation (“Datameg”), in exchange  for our receipt of all of the American Marketing’s issued and outstanding stock, a then subsidiary of Datameg.  In the acquisition, we also assumed a promissory note in the amount of $5,450,000 between American Marketing and Datameg’s former shareholders stemming from Datameg’s purchase of American Marketing.  In exchange for the note assignment to us, we issued various share amounts totaling 400,000 shares to the  following   note holders:

a.	Lynel J. Tocci 100,000 shares
b.	Leanne J. Whitney 100,000 shares

c.	Linnea J. Clary 100,000 shares
d.	John Roncone, Sr 20,000 shares

e.	Leonard J. Tocci 80,000 shares

We issued the above shares in reliance upon the exemption from registration provided by Securities Act Section 4(2). These provisions exempt transactions by an issuer not involving any public offering.

Item 3.     Defaults upon Senior Securities

We have a related party loan with the General Partner of JEC Family LP, JEC Corp.  James Cohen, Sr., is the President of JEC Corp. and our Chief Executive Officer’s spouse as well as the father of James Cohen, Jr., our Vice President and Director.  From August 2008 to December 31, 2009, JEC Family LP loaned us $665,907, which accrues interest at 8% annually.  The loan is collateralized by the building we own at 13511 Granville Ave, Clermont, Florida 34711.  As of December 31, 2009, the accrued interest on the loan is $38,442, $34,175 of which represents delinquent payments.  We have not made any interest or principal payments on the outstanding balances. Additionally, as of December 31, 2009, we may owe late fee penalties of $1,500 because we failed to make required interest payments. We are obligated to make interest and principle payments from May 15, 2009 until April 15, 2011. We are technically in default under the note terms, although we have received no default notice from the related party note holder.

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended December 31, 2009.

Item 5.     Other Information

Purchase of American Marketing & Sales, Inc.
On March 17, 2009, we entered into a Stock Purchase Agreement (the “Agreement”) with Datameg Corporation, a Delaware corporation (“Datameg”) to purchase American Marketing,, a Massachusetts corporation (“AMS”) from Datameg providing for the purchase of all of AMS’ outstanding securities, as reported  in our  March 31, 2009 Form 8-K filing with the Securities and Exchange Commission.

On June 24, 2009, our  Board of Directors consented to satisfying  all of our remaining obligations under the Agreement, and on  June 30, 2009, we completed the AMS purchase, which is  now our wholly-owned subsidiary.

In October 2009, the Company negotiated a non-binding term sheet with Natural Blue Resources, Inc. (“NTUR”), a Delaware corporation, and secured a non-binding letter of intent to sell of all its assets and transfer certain of its liabilities to NTUR. NTUR was formerly known as Datameg Corporation and is the former parent company of AMS.  In connection therewith, the Company received a cash advance in the amount of $100,000, which it has invested in a Certificate of Deposit, and is reflected in the Company’s cash balance at December 31, 2009. Pursuant to the terms of the letter of intent, if a closing of such transaction has not occurred by March 31, 2010, the Company will execute a secured promissory note to evidence the advance, which note will bear interest at the rate of 10% per annum from the date of the note and be due and payable in full on June 29, 2010.  The term sheet also contemplates an exchange of all of the Company’s outstanding preferred stock for a yet to be created class of preferred stock of NTUR.

Departure of Directors
Resignation of Douglas G. Vaught as our Director
On January 18, 2010, Douglas G. Vaught, our Director since February 4, 2009, resigned as a member of our Board of Directors.  Mr. Vaught’s resignation as our Director was not regarding any matter pertaining to our operations, policies, or practices.  Mr. Vaught has served as our Vice President of Operations since September 1, 2008 and will continue to serve in that capacity.

Resignation of Paul Pelosi as our Director
On January 11, 2010, Paul Pelosi, our Director since November 28, 2008, resigned as a member of our Board of Directors and as a member of our Audit Committee.  Mr. Vaught’s resignation as our Director was not regarding any matter pertaining to our operations, policies, or practices.

Change in Independent Registered Public Accounting Firm
In October, 2009, the Company changed its Independent Public Accounting Firm to Cross, Fernandez and Riley.  The appointment of a new Independent Public Accounting firm was necessary as the Company’s prior Independent Public Accounting Firm had been deregistered.

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and
Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blue Earth Solutions, Inc.

Date: February 21, 2010	By:	/s/ Patricia Cohen
Patricia Cohen
Chief Executive Officer and Director